Form 10-K
period 2014-12-31
Walter Energy, Inc.
filed 2015-02-26
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Registrant's telephone number, including area code: (205) 745-2000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on June 30, 2014, the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $356.8 million.
Number of shares of common stock outstanding as of January 31, 2015: 71,980,646
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company are incorporated by reference in Part III of this Form 10-K.

1

2014 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should" and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	unfavorable economic, financial and business conditions;

•	a substantial or extended decline in pricing or demand;

•	failure of our customers to honor or renew contracts;

•	our ability to collect payments from our customers;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	title defects preventing us from (or resulting in additional costs for) mining our mineral interests;

•	concentration of our mining operations in a limited number of areas;

•	a significant reduction of or loss of purchases by our largest customers;

•	unavailability or uneconomical transportation for our coal;

•	significant competition and foreign currency fluctuation;

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, labor shortages and other labor relations matters within our operations and those of our suppliers and customers;

•	our ability to hire and retain a skilled labor force;

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of coal reserves;

•	our ability to develop or acquire coal reserves in an economically feasible manner;

•	challenges to our licenses, permits and other authorizations;

•	failure to meet project development and expansion targets;

•	challenges associated with operating in foreign jurisdictions;

•	challenges associated with environmental, health and safety laws and regulations;

•	regulatory requirements associated with federal, state, local and provincial regulatory agencies, and such agencies' authority to order temporary or permanent closure of our mines;

•	increased focus by regulatory authorities on the effects of surface coal mining on the environment;

•	climate change concerns;

•	our operations' impact on the environment;

•	our indebtedness;

•	our ability to sustain our business and the enterprise, to generate cash for our financial obligations, to refinance our indebtedness or to obtain additional financing;

•	our ability to incur additional indebtedness;

•	restrictions in our existing and future debt agreements;

•	events beyond our control that may result in an event of default under one or more of our debt instruments;

•	downgrades in our credit ratings;

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•	costs associated with our pension and benefits, including post-retirement benefits;

•	costs associated with our workers' compensation and certain medical and disability benefits;

•	adverse rulings in current or future litigation;

•	our ability to attract and retain key personnel;

•	volatility in the price of our common stock;

•	our ability to continue to meet the listing requirements of the New York Stock Exchange;

•	our ability to pay regular dividends to our stockholders;

•	potential terrorist attacks and threats and escalation of military activity in response to such attacks;

•	potential cyber-attacks or other security breaches; and

•
other factors, including the other factors discussed in Item 1A, "Risk Factors," as updated by any subsequent periodic reports or other documents that we file with the Securities and Exchange Commission ("SEC").

When considering forward-looking statements made by us in this Annual Report on Form 10-K, or elsewhere, such statements speak only as of the date on which we make them. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements herein after the date of this Annual Report on Form 10-K, except as may be required by law. In light of these risks and uncertainties, stockholders should keep in mind that any forward-looking statement made in this Annual Report on Form 10-K or elsewhere might not occur.

GLOSSARY OF SELECTED MINING TERMS

Anthracite coal.    A hard natural coal containing few volatile hydrocarbons that burns slowly and gives intense heat almost without flame.
Ash.    Impurities consisting of silica, iron, alumina and other incombustible matter that are contained in coal. Since ash increases the weight of coal, it adds to the cost of handling and can affect the burning characteristics of coal.
Assigned reserves.    Coal that is planned to be mined at an operation that is currently operating, currently idled or for which permits have been submitted and plans are eventually to develop the mine and begin mining operations.
Bituminous coal.    A common type of coal with moisture content less than 20% by weight. It is dense and black and often has well-defined bands of bright and dull material.
British thermal unit ("Btu").    A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).
Coal seam.    Coal deposits occur in layers. Each layer is called a "seam."
Coke.    A hard, dry carbon substance produced by heating coal to a very high temperature in the absence of air. Coke is used in the manufacture of iron and steel. Its production results in a number of useful by-products.
Compliant coal.    Coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btus, as required by Phase II of the Clean Air Act.
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
Hard coking coal.    Hard coking coal is a type of metallurgical coal that is a necessary ingredient in the production of strong coke. It is evaluated based on the strength, yield and size distribution of coke produced from such coal, which is dependent on the rank and plastic properties of the coal. Hard coking coals trade at a premium to other coals due to their importance in producing strong coke and because they are a limited resource.
Industrial coal.    Coal generally used as a heat source in the production of lime, cement, or for other industrial uses.
Longwall mining.    A form of underground mining that employs a shearer with two rotating drums pulled mechanically back and forth across a long exposed coal face. A hydraulic system supports the roof of the mine while the drums are mining the coal. Conveyors move the loosened coal to an underground mine conveyor that transports coal to the surface. Longwall mining is the most efficient underground mining method.
Metallurgical ("met") coal.    The various grades of coal with suitable carbonization properties to make coke or to be used as a pulverized injection ingredient for steel manufacture, including hard coking coal (see definition above), semi-soft coking coal ("SSCC") and PCI coal (see definition below). Also known as "met" coal, its quality depends on four important criteria: (1) volatility, which affects coke yield; (2) the level of impurities, including sulfur and ash, which affect coke quality; (3) composition, which affects coke strength; and (4) other basic characteristics that affect coke oven safety. Met coal typically has particularly high Btu characteristics but low ash and sulfur content.
Nitrogen dioxide (NO2).    A generic term for the mono-nitrogen oxides. They are produced from the reaction of nitrogen and oxygen gases in the air during combustion, especially at high temperatures. It is produced as a byproduct of coal combustion. In areas of high motor vehicle traffic the amount of nitrogen oxides emitted into the atmosphere can be significant and contribute to smog.
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
Recoverable reserves.    Tons of mineable coal that can be extracted and marketed after deduction for coal to be left behind within the seam (i.e. pillars left to hold up the ceiling, coal not economical to recover within the mine, etc.) and adjusted for reasonable preparation and handling losses.
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
Surface mine.    A mine in which the coal lies at or near the surface and can be extracted by removing the covering layer of soil (see "Overburden") without tunneling underground. According to the World Coal Association, approximately 67% percent of total U.S. coal production comes from surface mines.
Thermal coal.    Coal used by power plants and industrial steam boilers to produce electricity, steam or both. It generally is lower in Btu heat content and higher in volatile matter than metallurgical coal.
Tons.    A "short" or net ton is equal to 2,000 pounds; a "metric" ton is equal to approximately 2,205 pounds; a "long" or British ton is equal to 2,240 pounds. Unless otherwise indicated, the metric ton is the unit of measure referred to in this document. The international standard for quoting price per ton is based in U.S. dollars per metric ton.
Unassigned reserves.    Coal that is likely to be mined in the future, but which is not considered "Assigned reserves."
Underground mine.    Also known as a "deep" mine, it is usually located several hundred feet or more below the earth's surface. An underground mine's coal is typically removed mechanically and transferred by shuttle car, conveyor and hoist to the surface. According to the World Coal Association, underground mines account for about one-third of annual U.S. coal production.

PART I
Item 1.    Business
Unless we have indicated otherwise, or the context otherwise requires, references in this report to "Walter Energy", the "Company", "we", "us" and "our" or similar terms are to Walter Energy, Inc. and its consolidated subsidiaries.
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
On April 1, 2011, we completed the acquisition of all the outstanding common shares of Western Coal Corp. ("Western Coal"). The acquisition included high quality metallurgical coal mines in Northeast British Columbia (Canada), high quality metallurgical coal and compliant thermal coal from mines in West Virginia (U.S.), and high quality anthracite coal and compliant thermal coal from the mines in South Wales (U.K.). The acquisition of Western Coal substantially increased our reserves available for future production, the majority of which is metallurgical coal, and created a diverse geographical footprint with strategic access to high-growth steel-producing countries in both the Atlantic and Pacific basins. We report all of our operations located in the U.S. under the U.S. Operations segment. We report our mining operations located in Northeast British Columbia and South Wales under the Canadian and U.K. Operations segment.
On May 6, 2011, we acquired mineral rights of Blue Creek metallurgical coal reserves to the Northwest of our existing Alabama mines from a subsidiary of Chevron Corporation. The mineral leases form the core of the Blue Creek Energy Project which is a planned new underground metallurgical coal mine. In addition, we acquired Chevron Corporation's existing North River thermal coal mine in Fayette and Tuscaloosa Counties of Alabama and a barge load-out facility near the Port of Mobile terminal in Mobile, Alabama. The North River Mine closed in the fourth quarter of 2013 when we completed mining its economically recoverable reserves and on August 25, 2014, the Company completed the sale of the Blue Creek coal terminal in Mobile.
Overview
Our primary business, the mining and exporting of metallurgical coal for the steel industry, is conducted by two business segments: our U.S. Operations and our Canadian and U.K. Operations.
The U.S. Operations segment includes the operations of our underground mines, surface mines, coke plant and natural gas operations located in Alabama and our underground and surface mining operations located in West Virginia. Our Alabama mining operations primarily mine metallurgical coal from both underground and surface mines. At our Alabama No. 4 and No. 7 underground mining operations we mine high quality metallurgical coal from the Blue Creek coal seam. These Alabama underground mines are 1,400 to 2,100 feet underground, making them some of the deepest vertical shaft coal mines in North America. Metallurgical coal mined from the Blue Creek coal seam contains very low sulfur, has strong coking properties and high heat value making it ideally suited as a coking coal for steel makers. The Alabama surface operations also mine thermal coal for sale to industrial and electric utility customers. Our Alabama mining operations have convenient access to the Port of Mobile, Alabama through barge and railroad transportation allowing us to minimize our transportation costs. In 2014, the Alabama mining operations produced 7.3 million metric tons of metallurgical coal and 185 thousand metric tons of thermal coal.
The U.S. Operations segment also extracts methane gas, principally from the Blue Creek coal seam. Our natural gas business represents one of the most extensive and comprehensive commercial programs for coal seam degasification in the country, producing approximately 31 million cubic feet of gas daily from over 1,748 wells.
We also own underground and surface mines located in West Virginia, which produce both metallurgical coal and thermal coal. The West Virginia mining operations lie within the Appalachian coal-producing region. The Gauley Eagle operations, which consist of underground and surface mines, were idled in 2012 and the Maple Coal Company operations consist of an active underground and surface mining operation that mine metallurgical and thermal coal. As of December 31, 2014, the Company determined that the idled Gauley Eagle operations met the criteria to be classified as held for sale and recorded an impairment charge of $28.5 million to reduce the carrying value of these assets to their fair value less costs to sell. Our Gauley Eagle mining operations operate a rail-loading facility and our Maple Coal mining operations utilize an extensive network of public roads and independent river terminals along the Kanawha River to transport coal to our customers. In 2014, the West Virginia mining operations produced approximately 399 thousand metric tons of metallurgical coal and 436 thousand metric tons of thermal coal.
The Canadian operations consist of three surface mines that produce hard coking and low-volatile PCI coals in Northeast British Columbia (the Wolverine Mine, the Brule Mine, and the Willow Creek Mine). The Wolverine Mine was idled in April 2014 and the Brazion operations (which include the Company's Brule and Willow Creek mines) were idled in June 2014. The Company will continue to operate the preparation plant at the Willow Creek Mine to complete the processing of coal inventory that has already been mined. The Canadian mines are located adjacent to or nearby existing infrastructure established for the Northeast British Columbia coalfields, including established rail and road networks that are available all year round. Coal produced from the mines is shipped by rail to a coal terminal facility at the Port of Prince Rupert, British Columbia. Our U.K. operations consist of an underground development mine located in South Wales that produces anthracite coal, which can be sold as low-volatile PCI coal. All coal mined is processed at the Company's preparation plants where both road and rail coal transportation are available. In 2014, the Canadian and U.K. mining operations produced 563 thousand metric tons of hard coking coal and 1.0 million metric tons of low-volatile PCI coal.
Financial results of our business segments are provided within Note 20 of "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K.
Business Strategy
Our objective is to increase stockholder value through sustained earnings growth and free cash flow generation. Our key strategies to achieve this objective are described below:
Increasing Metallurgical Coal Production Capacity.    Full year 2014 metallurgical coal production was 9.3 million metric tons, of which 89.2% was hard coking coal and the remainder low-volatile PCI, compared to 84% of hard coking coal production in 2013. We believe we are well positioned to increase production when market conditions warrant. Our long-term production growth is expected to be balanced between existing production assets and growth assets such as Blue Creek Energy, Belcourt-Saxon and Aberpergwm.
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
Focusing on Reducing Costs.    We seek to maintain our focus on reducing costs. In 2014, we reduced average cash costs of sales per metric ton of consolidated metallurgical coal by 13.0% and overall operating costs by 15.6% as compared to 2013.
Ability to Provide a Mix of Coal Types and Quantities to Satisfy Our Customers' Needs Across a Variety of Geographic Markets.    By having the ability to produce a variety of metallurgical coal types in three different countries with direct access to Atlantic and Pacific markets, we are able to source and blend our coal from multiple mines to meet the specific needs of our customers. Our broad geographic scope and mix of coal qualities provide us with opportunities to work with leading steel producers across the globe and provide premium met coal to regions with high and/or growing demand for our coal.
Upholding Our Commitment to Excellence in Safety and Environmental Stewardship.    We intend to maintain our strong record of operating safe mines and achieving environmental excellence. In addition, our ability to minimize workplace incidents and environmental violations improves our operating efficiency, which directly improves our cost structure and operational performance.
The Coal Industry
Coal has many important uses world-wide. The most significant uses of coal are in electricity generation, steel production, cement manufacturing and as a liquid fuel. According to the World Coal Association ("WCA"), since 2000, global coal consumption has grown faster than any other fuel. The five largest coal consumption countries are China, the U.S., India, Russia and Japan. These five countries account for approximately 76% of global coal consumption. Important coal consumption industries include steel mills, alumina refineries, paper manufacturers and the chemical and pharmaceutical industries. Several chemical products can be produced from the by-products of coal. Refined coal tar is used in the manufacture of chemicals, such as creosote oil, naphthalene, phenol and benzene. Ammonia gas recovered from coke ovens is used to manufacture ammonia salts, nitric acid and agricultural fertilizers. Thousands of different products have coal or coal by-products as components including soaps, aspirins, solvents, dyes, plastics and fibers, such as rayon and nylon.
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
According to the Energy Information Administration's ("EIA") short-term energy outlook, U.S. coal production increased by 1.0%, or an estimated 10 million short tons, to 994 million short tons in 2014. U.S. coal production is expected to decline in both 2015 and 2016, to 984 million short tons and 977 million short tons, respectively.
Coal is traded all over the world, with coal shipped significant distances by sea to reach certain markets. According to the WCA, over the last 20 years, seaborne trade of thermal coal has increased on average by approximately 7% each year and seaborne coking coal trade has increased by 1.6% per year. The largest exporters of coal in 2013 were Indonesia, Australia, Russia and the United States. Per the WCA, the leading exporters of metallurgical coal for steel making were Australia, the United States and Canada. According to the EIA, U.S. coal exports in 2014 are estimated at 98 million short tons, a 17.1% decline from 118 million short tons in 2013. The decline was primarily a result of slowing world coal demand growth, lower international coal prices, and increasing coal output in other coal-exporting countries. The EIA does not anticipate improvement in global market conditions in 2015, and U.S. coal exports are anticipated to fall to 83 million metric tons, which would be the lowest since 2010.
Coal and Steel
Steel is one of the most efficient modern construction materials. Steel offers the highest strength-to-weight ratio of any commonly-used material and is exceptionally durable. Steel is an essential material used in the construction sector and is used to build high-rise buildings, bridges, tunnels and viaducts. Steel is also used in the transport sector to build railroads, trains, airplanes, ships and cars. Steel is a key material for building energy infrastructure such as electricity pylons, offshore oil platforms, hydroelectric power stations and wind turbines.
Global steel production is dependent on coal. According to the WCA, steel use increased worldwide between 2003 and 2013 by approximately 65%. Approximately 1.2 billion tons of coal is used in global steel production, which is around 15% of total coal consumption worldwide, and around 70% of global steel production relies directly on inputs of metallurgical coal. The top five steel producing countries were China, Japan, the United States, India and South Korea. In 2014, approximately 1.7 billion metric tons of steel was produced globally, compared to 1.6 billion metric tons in 2013. The two main steel production processes are via a blast furnace—basic oxygen furnace and an electric arc furnace.
The integrated steel making process is dependent on high quality metallurgical coal to produce coke. Metallurgical coal is converted to coke by driving off impurities to leave almost pure carbon. The physical properties of coking coal cause the coal to soften, liquefy and then re-solidify into hard but porous lumps when heated in the absence of air. The coking process consists of heating coking coal to around 1,000-1,100 degrees Celsius in the absence of oxygen to drive off volatile compounds. This process results in a hard porous material, called coke, which is used in the production of iron and steel. During the iron-making process, a blast furnace is fed with iron ore, coke, other minerals and air, which causes the coke to burn, melting the iron. The iron is then combined with varying amounts of steel scrap in a basic oxygen furnace, which uses carbon content of coke to make liquid steel. The steel industry uses coking coal which is distinguishable from other types of coal by its characteristics of lower volatility, lower sulfur and ash content, higher Btu value and favorable coking characteristics (higher coke strength). According to the WCA, on average this process uses 0.85 tons of coal to produce 1 ton of steel or 0.97 tons of recycled steel and 0.17 tons of coal to produce 1 ton of steel and approximately 70% of global steel is produced using the integrated steel making process via a blast furnace—basic oxygen furnace.
The electric arc furnace process, or mini-mill, does not involve iron-making. It reuses existing steel, avoiding the need for raw materials and their processing. The furnace is charged with steel scrap, but it can also include some direct reduced iron ("DRI") or pig iron for chemical balance. Electric arc furnaces do not use coal as a raw material, but many are reliant on the electricity generated by coal-fired power plants elsewhere in the grid. On average, this process takes 880 kilograms of recycled steel and 150 kilograms of coal to produce 1 ton of crude steel. Approximately 28% of steel is produced in electric arc furnaces.

Coal Characteristics
Coal is a combustible, sedimentary, organic rock, which is composed mainly of carbon, hydrogen and oxygen. It is formed from vegetation, which has been consolidated between other rock strata and altered by the combined effects of pressure and heat over millions of years to form coal seams. According to the WCA, coal is a far more plentiful fuel than oil or gas, with an excess of 100 years of coal supply remaining worldwide. Coal is generally classified as either metallurgical coal or thermal coal (also known as steam and industrial coal). Sulfur, ash and moisture content as well as coking characteristics are key attributes in grading metallurgical coal while heat value, ash and sulfur content are important variables in rating thermal coal. We currently mine, process, market and ship coal with the characteristics described below.
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
Sulfur Content:    Although sulfur content can differ from seam to seam, approximately 97% of our estimated 392.7 million metric tons of proven and probable reserves are low sulfur coals, which are preferred by our customers. Low sulfur coals have a sulfur content of 1.5% or less. Coal produces undesirable sulfur dioxide when it burns, the amount of which depends on the concentration of sulfur in the coal as well as the chemical composition of the coal itself.
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
Types of Coal
Metallurgical coal is classified into three major categories: hard coking coal ("HCC"), semi-soft coking coal, and PCI. Coking coals are the basic ingredients for the manufacturing of metallurgical coke. PCI coal is not used in coke making but is rather injected directly into the lower region of blast furnaces to supply both energy and carbon for iron reduction. The use of PCI can be a substitute for some of the metallurgical coke that would otherwise have been used.
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
Underground Mining:    We employ underground mining methods when our coal reserves are located deep beneath the surface. Our underground mines typically use the two different mining techniques of longwall mining and room-and-pillar mining. In 2014, approximately 76% of the coal we produced was from underground mining operations.
In longwall mining, mechanized shearers are used to cut and remove the coal from long rectangular blocks of medium to thick coal seams called panels. Continuous miners are used to develop access to these coal blocks. After the coal is removed, it drops onto a conveyor system that takes the coal to production shafts or slopes where it is hoisted to the surface. In longwall mining, mobile hydraulic powered roof supports, called shields, hold up the roof throughout the extraction process. This method of mining has proven to be more efficient than other mining methods with an extraction rate of nearly 100 percent. The equipment is, however, more expensive than that for other conventional mining methods and cannot be used in all geological circumstances. In longwall mining, only the gate entries are bolted. The longwall panel is allowed to collapse behind the shields which hold the roof as coal is extracted and the shields progress through the coal block.
Underground mining with longwall technology drives greater production efficiency, improved safety, higher coal recovery and lower production costs. We currently operate three longwall mining systems at our Alabama underground mining operations for primary production and two to four continuous miner sections in each mine for the development of main and longwall panel entries. Our operating plan is a longwall to continuous miner production ratio of approximately 80% to 20%.
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
Surface Mining:    We employ surface mining methods when our coal reserves are located close to the surface. In 2014, approximately 24% of the coal we produced came from surface mining operations, primarily within Canada.
Surface mining involves removing the topsoil followed by a process of drilling and blasting overburden covering the coal seam with explosives. The overburden is then removed with heavy earth-moving equipment such as power shovels, excavators and loaders exposing the coal seam. Once exposed, the coal seam is extracted and loaded into haul trucks for transportation to preparation plants or load-out facilities. After the coal is removed, as part of our normal mining and reclamation activities we use the topsoil and overburden removed at the beginning of the process to backfill the excavated coal pits and disturbed areas. Once we replace the overburden and topsoil, we reestablish vegetation and plant life into the reclaimed area and make other improvements that provide local community and environmental benefits. Ultimate seam recovery for surface mining typically exceeds 80% and is dependent on overburden, coal thickness, geological factors, and equipment used.
Description of Our Business
We operate our business through two principal business segments of the U.S. Operations and Canadian and U.K. Operations. Our business segment financial information is included in Note 20 within the "Notes to Consolidated Financial Statements" included herein. We currently operate 5 active coal mines, a coke plant and a coal bed methane extraction operation. For a comprehensive summary of all of our coal properties and of our coal reserves and production levels, see the tables summarizing our coal reserves and production in "Item 2. Properties" contained within this Annual Report on Form 10-K.
The following map shows the major locations of our mining operations and ports:
U.S. Operations
The U.S. Operations segment includes hard coking coal and thermal coal mines in both Alabama and West Virginia, a coke plant in Alabama, and coal bed methane extraction operations also located in Alabama. Our U.S. Operations' metallurgical coal production totaled 7.7 million metric tons and thermal coal production totaled 621 thousand metric tons in 2014.
Alabama Operations:    Our mining operations in Alabama consist of two underground hard coking coal mines in Southern Appalachia's Blue Creek coal seam (the No. 7 Mine and the No. 4 Mine) and one surface hard coking and thermal coal mine (the Choctaw Mine).

Our Alabama underground mining operations are headquartered in Brookwood, Alabama and as of December 31, 2014 were estimated to have approximately 188.9 million metric tons of recoverable reserves located in west central Alabama between the cities of Birmingham and Tuscaloosa. Operating at approximately 2,000 feet below the surface, the No. 4 and No. 7 mines are two of the deepest underground coal mines in North America. The coal is mined using longwall extraction technology with development support from continuous miners. We extract coal primarily from Alabama's Blue Creek seam, which contains high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content with high Btu values that can be sold either as hard coking coal (used to produce coke) or as compliance thermal coal (used by electric utilities because it meets current environmental compliance specifications). Pricing for hard coking coal has historically been significantly higher than for that of compliance thermal coal.
The coal from our No. 4 and 7 mines is currently sold as a high quality low and mid-vol hard coking coal. Based on forecasted production levels and the reserves that can be economically and legally extracted as of December 31, 2014, we estimate the life of mine for No. 4 and 7 mines to be 19 and 15 years, respectively. In May 2011 we acquired mineral rights for approximately 68 million additional metric tons of recoverable Blue Creek hard coking coal reserves located to the northwest of our No. 4 Mine. The related mineral leases are expected to form the core of the Blue Creek Energy Project which is for the development of a new underground hard coking coal mine that has an estimated life of 40 to 45 years. Mines No. 4 and No.7 are located near Brookwood, Alabama, and are serviced by CSX rail. Both mines also have access to our barge load-out facility on the Black Warrior River. Service via both rail and barge culminates in delivery to the Port of Mobile, where shipments are exported to our international customers via ocean vessels. Approximately 92% of the hard coking coal sales from our Alabama underground mining operations consist of sales to international customers.
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
Our Alabama natural gas operations extract and sell coal bed methane gas from the coal seams owned or leased by the Company and others. This business includes conventional gas wells, pipeline infrastructure and related equipment located adjacent to our existing underground mining and coal bed methane business. These wells degasify methane from our existing underground mines and the area where our new Blue Creek Energy Mine will be located. As of December 31, 2014, we had 1,748 wells that produced approximately 11.2 billion cubic feet of natural gas in 2014. The degasification operations have improved mining operations and safety by reducing methane gas levels in our mines.
In 2014, we operated one surface mine in Alabama. The Choctaw Mine is located near Parrish in Walker County, Alabama and produces thermal and hard coking coal. The mine has an onsite rail facility serviced by Norfolk Southern rail. Additionally, access to Highway 269 provides delivery access to local customers via truck. During the fourth quarter of 2014, we sold our Flat Top surface mine located in Adamsville, Alabama and recognized a gain of $5.6 million on the sale of this development mine. The gain is included in miscellaneous income in the Consolidated Statements of Operations.
Additionally, we operate the Walter Coke Plant, located in Birmingham, Alabama. The plant's major product line is metallurgical coke, which includes coke for furnace and foundry applications. Foundry coke is marketed to ductile iron pipe plants and foundries producing castings, such as for the automotive and agricultural equipment industries. Furnace coke is sold to the domestic steel industry for producing steel in blast furnaces. The plant utilizes up to 120 coke ovens with a capacity to annually produce up to 381,000 tons of metallurgical coke and is the second largest merchant foundry coke producer in the United States.
West Virginia Operations:    We acquired four mines on two properties in West Virginia through the acquisition of Western Coal on April 1, 2011. The mines on these properties produce both hard coking and thermal coal. The two properties are the Gauley Eagle and Maple properties and each has underground and surface mines. The Maple Coal mines are located in Fayette and Kanawha counties and the Gauley Eagle mines are located in Nicholas and Webster counties of West Virginia. These mines are estimated to contain approximately 44.8 million metric tons of recoverable reserves within the Appalachian coal-producing region as of December 31, 2014. The Maple underground coal mine operates in the Eagle coal seam and employs the room-and-pillar mining method with continuous miners to produce premium high volatile coking coal, which can be used in the steelmaking process. Due to the challenges in the short-term market outlook and the weak backdrop in demand, we curtailed production at the Maple underground mine in the fourth quarter of 2012. The Gauley Eagle underground mine also employs the room-and-pillar mining method to produce a semi-soft coking coal, which can be used in the steelmaking process or as a premium low-sulfur thermal coal. Coal produced at the Maple and Gauley Eagle surface mines is primarily sold in the thermal market. The Gauley Eagle underground mine and surface mine were idled in 2012 due to economic conditions and remained idle throughout 2013 and 2014. As of December 31, 2014, the Company determined that the idled Gauley Eagle operations, which contain approximately 13.7 million metric tons of recoverable reserves, met the criteria to be classified as held for sale and recorded an impairment charge of $28.5 million to reduce the carrying value of these assets to their fair value less costs to sell. At forecasted production levels, we estimate the current reserves in the West Virginia properties to have a 20-25 year life.
Coal from the Gauley Eagle and Maple mines is either transported by highway trucks, rail cars or by barge on river systems to our customers. Maple's coal is shipped by highway trucks direct to the customer or to the Kanawha River where it can be trans-loaded into barges or into rail cars. Maple's rail transportation provides access to regional and off shore markets on the eastern U.S. seaboard. Barge transportation provides river access to regional and offshore costumers through the Gulf of Mexico via the Mississippi River or Tennessee-Tombigbee River systems. Gauley Eagle's coal is shipped by trucks direct to the customer or to our Cowen, West Virginia rail-load out facility for regional and offshore markets from the eastern U.S. seaboard. Gauley Eagle and Maple also share barge loading facilities on the Kanawha River which provides opportunities to market customized quality blends. The transportation infrastructure and strategic location of the mines near its customers, ensures continuous and reliable delivery of our products.
The coking coal produced by our West Virginia operations is sold to domestic coke plants and international steel mills, while the thermal coal is sold domestically to regional electrical power plants on the eastern U.S. seaboard. Production comes from approximately 20 mineable seams which allow us to blend coal to many quality specifications that our customers request.
Canadian and U.K. Operations
Canadian Operations:    The Canadian mining operations consist of three surface metallurgical coal mines in Northeast British Columbia's coalfields (the Wolverine Mine, the Brule Mine, and the Willow Creek Mine). Within British Columbia, the Company holds the right to two large multi-deposit coal property groups: the Wolverine group, including the Perry Creek (Wolverine Mine), EB and Hermann deposits; and the "Brazion Group", including the Brule Mine and the Willow Creek Mine and less explored portions of these properties and adjacent properties. We also have a 50% interest in the Belcourt-Saxon multi-deposit coal property groups described below.
Our Canadian surface mining operations are located in Northeast British Columbia near the district municipalities of Tumbler Ridge and Chetwynd. Our Canadian operations are estimated to have approximately 133.4 million metric tons of recoverable metallurgical coal reserves including 91.3 million metric tons at potential future mine sites as of December 31, 2014. The Wolverine Mine is located near the district municipality of Tumbler Ridge and produces a high grade hard coking coal. We estimate the current reserves in the Wolverine Mine to have a life of 4 years. Future projects at Wolverine include the EB and Hermann surface mines which are expected to each have lives of 10 years. The Brule Mine is located near the district municipality of Chetwynd and produces a premium grade low-volatile PCI coal. We expect the Brule Mine to have a life of at least 8 years. The Willow Creek Mine, also located near the district municipality of Chetwynd, produces metallurgical coal with production plans of one third hard coking coal and two thirds low-volatile PCI coal over the mine's life which is currently expected to have a life of at least 10 years if running at full production. The Willow Creek Mine includes a processing plant and a load-out facility that serves our Brule Mine.
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
The metallurgical coal produced by our Canadian operations is sold to international customers located primarily in Asia to meet the demand for steel produced in the region. Our Wolverine Mine's hard coking coal has been a key coke oven blend component with many of the leading steel mills in Asia. The Brazion Group low-volatile PCI coal is ranked as a premium PCI coal and can replace up to 30% of the coke requirement in a blast furnace. These high quality metallurgical coals, in conjunction with the infrastructure present in Northeast British Columbia, provide us with an opportunity to grow and diversify our customer base.
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

Mine planning is progressing for the proposed EB and Hermann mines located near our existing Wolverine Mine. These mines have approximately 23.8 million metric tons of recoverable high quality metallurgical coal reserves. Exploration has been completed within the proposed mining areas.
U.K. Operation:    Our U.K. mining operation consists of an active underground mine located in South Wales.
Our U.K. underground operation is estimated to have approximately 15.5 million metric tons of recoverable reserves as of December 31, 2014. The U.K. operation's primary activity has been the development and expansion of the Aberpergwm underground coal mine located at Glynneath in the Neath Valley. In the fall of 2011, we stopped continuous miner development operations to allow us to focus our attention on completing the new drift opening. While we were able to complete the upper section of the drift during 2012, due to challenges related to an oversupply of coal and decreased demand, we took steps to reduce development spending in this U.K. mine until market conditions improve. These steps have slowed the development of the drift opening. This mine produces anthracite coal, which can be sold as a low-volatile PCI coal.
The U.K. operation is well located to take advantage of improved demand from U.K. steel mills and the European export market upon recovery of the global economy. Coal is processed in the operation's preparation plant and loaded at a nearby rail load-out facility or transported to customers by road. In 2014, the mine supplied thermal coal into the cement market and anthracite coal for various commercial purposes.
Coal Preparation and Blending
Our coal mines have preparation and blending facilities convenient to each mine. The coal preparation and blending facilities receive, blend, process and ship coal that is produced from the mines. Using these facilities, we are able to ensure a consistent quality and efficiently blend our coal to meet our customers' specifications.
Marketing, Sales and Customers
Coal prices differ substantially by region and are impacted by many factors including the overall economy, demand for steel, demand for electricity, location, market, quality and type of coal, mine operation costs and the cost of customer alternatives. The major factors influencing our business are the global economy and demand for steel. Our Alabama operations' high quality Blue Creek coal and our Canadian operations' high quality hard coking coal are considered among the highest quality coals in the world and are preferred as a base coal in our customers' blends. The low-volatile PCI coal previously produced by our Canadian operations has proven itself in the marketplace as a desired source for our Asian steel makers. Our marketing strategy is to focus on international markets mostly in Europe, South America and Asia where we have a transportation cost advantage and where our coal is in demand.
The breakdown of tons sold for 2014, 2013 and 2012 is set forth in the table below:

	Metallurgical Coal Sales		Thermal Coal Sales
(in 000's metric tons)	Tons	% of Total Sales Volume	Tons	% of Total Sales Volume
2014	9.7	91%	1.0	9%
2013	10.9	86%	1.7	14%
2012	10.4	76%	3.3	24%
The breakdown of the Company's metallurgical coal sales by international destination were as follows:

	For the years ended December 31,
	2014	2013	2012
Europe	45%	43%	48%
Asia	15%	29%	33%
South America	13%	16%	16%
We focus on long-term customer relationships where we have a competitive advantage. We sell most of our metallurgical coal under fixed price supply contracts primarily with pricing terms of three months and volume terms of up to one year. Some of our sales of metallurgical coal can, however, occur in the spot market as dictated by available supply and market demand.

The Company's revenues by destination for the year ended December 31, 2014, 2013, and 2012, were as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012
Europe	$633,912	$726,743	$922,727
North America	371,594	363,761	532,078
Asia	213,318	495,074	633,162
South America	181,292	275,053	311,928
Australia	7,229	—	—
Total	$1,407,345	$1,860,631	$2,399,895
For the years ended December 31, 2014, 2013, and 2012, we derived approximately 29%, 33%, and 27% of our total sales revenues from sales to our five largest customers. During the year ended December 31, 2014 and 2012, no single customer accounted for more than 10% or more of our consolidated revenues. During the year ended December 31, 2013, ArcelorMittal accounted for $233.5 million, or 12.6%, of consolidated revenues from sales in our U.S. and Canadian and U.K. Operations.
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
Suppliers
Supplies used in our business include petroleum-based fuels, explosives, tires, conveyance structure, ventilation supplies, lubricants and other raw materials as well as spare parts and other consumables used in the mining process. We use third-party suppliers for a significant portion of our equipment rebuilds and repairs, drilling services and construction. We believe adequate substitute suppliers are available and we are not dependent on any one supplier. We continually seek to develop relationships with suppliers that focus on reducing our costs while improving quality and service.
Competitive Strengths
Strong Record of Safety and Environmental Stewardship.    We have a strong record of operating safe mines and in achieving environmental excellence, which leads to increased productivity and improved financial performance. Our highest priority is the safety, health and well-being of our employees. Our safety culture is at the core of all of our operations as we work each day to further reduce safety incidents by focusing on policy awareness and accident prevention. We teach and encourage safe behavior in a variety of ways, which include training, observation, self-evaluation, personal involvement and commitment, incident evaluation, technology enhancements and rewards and incentives.
Leading "Pure-Play" Metallurgical Coal Producer.    We are a leading, publicly traded producer and exporter of metallurgical coal for the global steel industry. We had total coal reserves of 392.7 million metric tons as of December 31, 2014, which primarily consists of high quality, premium metallurgical coal. We expect 2015 metallurgical coal production to be between 8.0 million and 8.5 million metric tons. We believe we are well positioned to increase production when market conditions warrant.

Premium, High Quality Product.    Blue Creek coal from our Alabama mining operations is recognized to be among the highest quality coals in the world. The high quality characteristics of our Blue Creek coals make it ideally suited for use by major steel mills around the world. The low-volatile PCI coal from the Canadian operations has also been widely accepted by customers.
Attractive Industry Dynamics.    We expect that international demand for our metallurgical coal will increase in the future, driven by favorable projected global growth trends and the high quality of our coal compared to many other coal producing regions around the world. Metallurgical coal demand is underpinned by projected growth in world steel production projected by the World Steel Association of 2.0% in 2015.
Sales and Geographic Diversification.    We currently operate five active coal mines, a coke plant and a coal bed methane extraction operation located in Alabama and West Virginia. Our U.S. Operations provide us access to the Atlantic seaborne market and although currently idled our Canadian operations provide us access to the Pacific seaborne market which provides important diversity in terms of reserves, production, markets, transportation and labor. We believe the diversity of our operations and reserves also provides us with a significant advantage over competitors with operations and reserves in a single coal producing region as it allows us to diversify our customer base. This geographic diversification also allows us to source the high quality coals we produce from multiple sources and to blend to meet the exact specifications of our customers. In addition, with access to both the Atlantic and the Pacific markets, we believe that we are well positioned to take advantage of any growth in the seaborne coal market and to supply metallurgical coal to Latin America, Asia and Europe.
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
Port Capacity and Low Cost Transportation Infrastructure.    We believe we have sufficient port capacity to ship all of our current production and forecasted production growth. We have an agreement with the Port of Mobile in Alabama through July 31, 2026 with current capacity of approximately 6.5 million metric tons per year and the ability to add additional capacity as needed. Canada's Ridley Terminals, located in the Port of Prince Rupert utilized by our Canadian operations, maintain an 18 million metric tons capacity per year with the potential to expand to 24 million metric tons per year. We have an agreement with the Ridley Terminal through December 31, 2023. We are able to minimize transportation costs due to the close proximity of our mines to ports and our own transportation infrastructure. Our principal mines in our Alabama operations are located a relatively short distance from the Port of Mobile and are serviced by CSX rail. We also have port access through our barge load-out facility on the Black Warrior River. Because customers for our Alabama hard coking coal are primarily in Europe and South America, we are able to ship our coal quickly and at a relatively favorable cost. Our Canadian operations are located on Canadian National rail lines, minimizing transportation costs to the Ridley Terminals.
Highly Regarded and Experienced Management Team.    Our top six officers have an average of more than 30 years of experience. Our management team has demonstrated a history of increasing productivity, reducing mining costs and maintaining strong customer relationships. We are committed to the safety and well-being of our employees and communities, respecting the environment in which we do business, the continued growth of the Company's assets, and putting in place a conservative capital structure while creating long-term stockholder value.
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
Environmental and Other Regulatory Matters
Our businesses are subject to numerous federal, state, local and provincial laws and regulations with respect to matters such as permitting and licensing, employee health and safety, reclamation and restoration of property and protection of the environment. In the United States, environmental laws and regulations include, but are not limited to, the federal Clean Air Act and its state and local counterparts with respect to air emissions; the Clean Water Act and its state counterparts with respect to water discharges; the Resource Conservation and Recovery Act and its state counterparts with respect to solid and hazardous waste generation, treatment, storage and disposal, as well as the regulation of underground storage tanks; and the Comprehensive Environmental Response, Compensation and Liability Act and its state counterparts with respect to releases, threatened releases and remediation of hazardous substances. In Canada, the Company's operations are primarily regulated by provincial legislation, with some regional and federal authorizations required. Applicable environmental laws and regulations include, but are not limited to, the federal Fisheries Act with respect to protection of fish and fish habitat; the federal Species at Risk Act with respect to protection of identified species at risk; the British Columbia Wildlife Act and Forest and Range

Practices Act with respect to protection of identified wildlife species; the British Columbia Environmental Assessment Act with respect to conditions of applicable environmental assessment certificates and potential provincial environmental assessment processes; the Canadian Environmental Assessment Act of 2012 with respect to potential federal environmental assessment processes; the British Columbia Mines Act (including the Health, Safety and Reclamation Code); the British Columbia Environmental Management Act and associated regulations with respect to waste discharges, air emissions, hazardous waste disposal and contaminated sites and spills; and the British Columbia Greenhouse Gas Reduction Act with respect to reporting greenhouse gas emissions. Other environmental laws and regulations require reporting, even though the impact of that reporting is unknown. Compliance with these laws and regulations may be costly and time-consuming and may delay commencement, continuation or expansion of exploration or production at our operations. These laws are constantly evolving and are becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for these environmental laws have not yet been promulgated and in certain instances are undergoing revision. These laws and regulations, particularly new legislative or administrative proposals (or judicial interpretations of existing laws and regulations) related to the protection of the environment, could result in substantially increased capital, operating and compliance costs and could have a material adverse effect on our operations and/or our customers' ability to use our products.
We strive to conduct our mining, natural gas and coke operations in compliance with all applicable federal, provincial, state and local laws and regulations. However, due in part to the extensive and comprehensive regulatory requirements, along with changing interpretations of these requirements, violations occur from time to time in our industry and at our operations. In recent years, expenditures for regulatory or environmental obligations in the United States have been mainly for safety or process changes, although some expenditures continue to be made at several facilities to comply with ongoing monitoring or investigation obligations. Expenditures relating to environmental compliance are a major cost consideration for our operations and environmental compliance is a significant factor in mine design, both to meet regulatory requirements and to minimize long-term environmental liabilities. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. We believe that our major North American competitors are confronted by substantially similar conditions and thus do not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to foreign producers and operators who may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, applicable legislation and its production methods.
Permitting and Approvals
Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state, provincial and local authorities data pertaining to the effect or impact that any proposed exploration project for production of coal or gas may have upon the environment, the public and our employees. In addition, we must also submit a comprehensive plan for mining and reclamation upon the completion of mining operations. The requirements are costly and time-consuming and may delay commencement or continuation of exploration, production or expansion at our operations. Typically we submit necessary mining permit applications several months, or even years, before we anticipate mining a new area.
Our coking operation is subject to numerous regulatory permits and approvals, including air and water permits. These permits subject us to certain monitoring and reporting requirements.
Applications for permits and permit renewals at our mining, coking and gas operations are subject to public comment and may be subject to litigation from third parties seeking to deny issuance of a permit or to overturn the applicable agency's grant of the permit application, which may also delay commencement, continuation or expansion of our mining, coking and gas operations. Further, regulations provide that applications for certain permits or permit modifications in the United States can be delayed, refused or revoked if an officer, director or a stockholder with a 10% or greater interest in the entity is affiliated with or is in a position to control another entity that has outstanding permit violations. In the current regulatory environment, we anticipate approvals will take even longer than previously experienced, and some permits may not be issued at all. Significant delays in obtaining, or denial of, permits could have a material adverse effect on our business.
U.S. Operations
Mine Safety and Health
The Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"), and the Mine Improvement and New Emergency Response Act of 2006 (the "MINER Act"), as well as regulations adopted under these federal laws, impose rigorous safety and health standards on mining operations. Such standards are comprehensive and affect numerous aspects of mining operations, including, but not limited to: training of mine personnel, mining procedures, ventilation, blasting, use of mining equipment, dust and noise control, communications and emergency response procedures. MSHA monitors compliance with these laws and standards by regularly inspecting mining operations and taking enforcement actions where MSHA believes there to be non-compliance. These federal mine safety and health laws and regulations have a significant effect on our operating costs.
The MINER Act mandated increased regulations in some of the areas listed above, and some of those regulations are now effective. The MINER Act and other legislative and regulatory initiatives, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") passed by the U.S. Congress and signed into law on July 21, 2010, are still ongoing. While the Dodd-Frank Act is focused primarily on the regulation and oversight of financial institutions, it also provides for regulatory compliance requirements related to mining safety and health matters. Section 1503 of the Dodd-Frank Act requires public companies that own or operate a "coal or other mine" in the United States to include certain specified disclosures regarding health and safety violations that may have previously been considered immaterial in their periodic reports filed under the Exchange Act. Section 1503 of the Dodd-Frank Act also requires a reporting company operating coal mines or with subsidiaries that operate coal mines to file a Current Report on Form 8-K upon receipt of written notice from MSHA of an imminent danger order under Section 107(a) of the Mine Act or of any warning from MSHA that the mine either has a pattern of health or safety violations, or has the potential for such a pattern. See Exhibit 95 to this Annual Report on Form 10-K for information concerning mine safety violations and other regulatory matters pursuant to the requirements of Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K (17 CFR 229.104).
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
Surface Mining Control and Reclamation Act
The Surface Mining Control and Reclamation Act of 1977 ("SMCRA") requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement or, where state regulatory agencies have adopted federally approved state programs under the SMCRA, the appropriate state regulatory authority. In Alabama, the Alabama Surface Mining Commission reviews and approves SMCRA permits, and the West Virginia Department of Environmental Protection reviews and approves SMCRA permits in West Virginia.
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
SMCRA stipulates compliance with many other major environmental statutes, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act.
On December 12, 2008, the Office of Surface Mining (OSM) finalized rulemaking regarding the interpretation of the stream buffer zone provisions of SMCRA, which confirmed that excess spoil from mining and refuse from coal preparation could be placed in permitted areas of a mine site that constitute waters of the United States. On July 9, 2014, the U.S. District Court for the District of Columbia ("D.C.") declined an appeal by environmental groups that the court's decisions to vacate the

2008 Bush-era stream buffer zone rule. The court decision was based on the fact that the U.S. Fish & Wildlife Service was not consulted with respect to possible effects on endangered species under terms of the Endangered Species Act. The rule had been challenged by environmental groups and was stayed and litigation held in abeyance since 2010 pending the OSM out-of-court settlement agreement to amend or replace the 2008 rule by June 29, 2012, but that date was missed and a new rule is still under consideration. The vacatur means that the 1983 Reagan-era rule is again in place, which requires coal companies to keep operations 100 feet from streams or otherwise minimize any damage.
We accrue for future reclamation costs anticipated for mine closures. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience related to similar activities. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, timing of reclamation expenditures, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are typically unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected. As of December 31, 2014, we had accrued $53.4 million for our asset retirement obligations for all of our U.S. mining operations, most of which will be incurred at our underground mining operations near the end of the mines' lives. As of December 31, 2014, we had accrued $112.3 million for all our of asset retirement obligations.
Surety Bonds/Financial Assurance
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. The bonds are renewable on a yearly basis.
Surety bond rates have increased in recent years and the market terms of such bonds have generally become less favorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies may also require posting of collateral, typically in the form of letters of credit to secure the surety bonds. As of December 31, 2014, we had outstanding surety bonds with parties for post-mining reclamation at all of our U.S. mining operations totaling $69.9 million, and $7.5 million for miscellaneous purposes. As of December 31, 2014, we maintained letters of credit totaling $32.4 million to secure these surety bonds.
Climate Change
Global climate change continues to attract considerable public and scientific attention, with widespread concern about the impacts of human activity, especially the emission of greenhouse gases ("GHGs") such as carbon dioxide and methane. Combustion of fossil fuels, primarily related to thermal coal and methane gas, results in the creation of carbon dioxide that is emitted into the atmosphere by coal and gas end-users. Further, some of our operations, such as coal mining and coke production, directly emit GHGs. Laws and regulations governing emissions of GHGs have been adopted by foreign governments, including the European Union and member countries, individual states in the United States and regional governmental authorities. Further, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs by enforceable requirements and voluntary measures.
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
The U.S. EPA, under President Obama’s Climate Action Plan, has been working on an approach to cut carbon pollution from power plants. In 2013, the EPA proposed standards to limit carbon pollution from new power plants. In 2014, the EPA proposed the Clean Power Plan to limit carbon pollution from existing power plants as well as proposed standards to limit carbon pollution from modified and reconstructed power plants. The EPA plans to issue final rules on these standards in 2015. A major coal company, joined by Attorneys General from nine states filed a complaint asking the D.C. Circuit Court of Appeals to block the EPA from proceeding with the proposal. Twelve state Attorneys General filed another suit in the D.C. Circuit, arguing that the EPA’s proposed rules are the result of an allegedly illegal settlement with environmental groups in 2010.

The EPA releases annual GHG reports that are filed by approximately 6,700 entities with GHG emissions over 25,000 tons per year. The data is available to the public online in a form similar to Toxic Release Inventory data (i.e., searchable by state, industry sector and source). A three-judge panel of the U.S. Court of Appeals in Washington ruled that the EPA properly concluded that GHGs are pollutants that endanger human health and that opponents do not have the legal right to challenge rules determining when states and industries must comply with regulations curtailing these emissions.
In November 2014, the U.S. and China announced a bilateral agreement to reduce GHG emissions. The U.S. agreed to reduce GHGs by 26-28% below 2005 levels by 2025. China pledged to stabilize its GHG emissions by 2030, to be accomplished in part by increasing its percentage of renewable energy sources such as solar and wind to 20% of the nation's total energy production.

In October 2014, the leaders of the 28 European Union countries agreed to a commitment to reduce GHG emissions by 40% from 1990 levels by 2040 and to adopt a non-binding goal of 27% use of renewable energy resources by 2030. Some exceptions were provided to secure approval of all EU members, and the reductions by some sectors participating in the existing Emission Trading System, such as utilities and heavy industry, will need to be greater than 40% to accommodate lower goals for other sectors, such as the agricultural and services industries, to achieve the overall 40% goal. The current goal was to reduce GHGs by 20% from 1990 levels by 2020.

The 20th Conference of the Parties (COP-20) of the United Nations Framework Convention on Climate Change (UNFCCC) in Lima, Peru concluded with only a loose agreement that would lead to a new climate change pact intended to be finalized in 2015 in Paris. The text of the "Lima Call for Climate Action" established six main principles for the 2015 agreement: mitigation, adaptation, finance, technology development and transfer, capacity building, and transparency - but did not clearly define those terms and left many details to be worked out in two subsequent meetings leading up to the Paris talks.

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
Additional laws or regulations regarding GHG emissions or other actions to limit GHG emissions could result in the primary fuel source of energy production switching from coal, or to a lesser degree natural gas, to other fuel sources. Alternative non-fossil fuels could become more attractive than coal, or to a lesser degree natural gas, in order to reduce GHG emissions. This could result in a reduction in the demand for coal, and to a lesser degree natural gas, and therefore negatively impacting our revenues as well as reduce the value of our reserves (although switching to a cleaner alternative fuel could increase demand for our natural gas, which emits less GHGs when burned than an equivalent quantity of coal). The anticipation of such requirements could also lead to reduced demand for some of our products. Additional GHG laws or regulations could also increase our costs, such as those to produce natural gas and manufacture coke. Although the potential impacts on us of additional climate change regulation are difficult to reliably quantify, they could be material.
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
Our coking facility is subject to certain MACT standards and National Emissions Standards for Hazardous Air Pollutants ("NESHAPS"). Relative to MACT, these standards apply to pushing, quenching and under-firing stacks and went into effect in April 2006. Concerning NESHAPS, the standards include Coke Oven NESHAPS (1993), Benzene NESHAPS and Benzene Waste NESHAPS, which were enacted in the early 1990's. The portion of NESHAPS that applies to coke ovens addresses emissions from charging, coke oven battery tops and coke oven doors. With regard to this standard, Walter Coke chose the LAER (Lowest Achievable Emissions Rate) track, and therefore is not required to comply with residual risk until 2020.
The CAA also requires the EPA to develop and implement National Ambient Air Quality Standards ("NAAQS") for criteria pollutants, which include sulfur dioxide, particulate matter, nitrogen oxides and ozone. Areas that are not in compliance with these standards, referred to as non-attainment areas, must take steps to reduce emission levels. Individual states must identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. It is anticipated that the EPA's fine particle programs will affect many power plants, especially coal-fueled power plants and all plants in non-attainment areas, and could result in significant costs; however, it is impossible to estimate the magnitude of these costs at this time as state and federal agencies are still developing regulations for the programs and implementation.
In December 2014, the EPA published proposed revisions to the ozone ambient air quality standards. The proposal would lower the existing 8-hour primary (health-based) 75 parts per billion ("ppb") standard to a level in the 65-70 ppb range. The proposal also solicits comments on retaining the current 75 ppb standard or lowering the standard to 60 ppb. The agency is also proposing a revised secondary (welfare-based) standard at the same level, mainly to protect vegetation. The EPA intends to issue final ozone standards by October 1, 2015. A lower ozone ambient air quality standard will likely result in additional emission control expenditures at coal-fueled power plants and may adversely affect the demand for thermal coal.

In May 2014, the U.S. Court of Appeals for the D.C. Circuit upheld the EPA's 2013 fine particulate ("PM-2.5") standard, which had been challenged by numerous industry groups that claimed the reduction of the annual PM-2.5 standard from 15 to 12 micrograms per cubic meter ("ìg/m3") was not justified by the health effects research. In September 2014, the EPA sent the Office of Management and Budget ("OMB") its proposed rule for implementation of the annual PM-2.5 standard of 12 micrograms per cubic meter published in January 2013. The rule would establish various requirements for states to follow for developing implementation plans to achieve the standards, including definitions of reasonably available control technology and best available controls, and deadlines for submitting those plans. The EPA's regulatory schedule called for a final rule in October 2015. A lower PM-2.5 air quality standard will likely result in additional emission control expenditures and may adversely affect the demand for coal.
In January 2010, the EPA set a new one-hour Nitrogen Dioxide ("NO2") standard and retained the annual average. The new standard must be taken into account when permitting new or modified major sources of NO2 emissions such as fossil-fueled power plants, boilers, and a variety of manufacturing operations. In January 2012, the EPA designated all areas of the country as "unclassifiable/attainment" for the 2010 NO2 NAAQS. The available air quality data show that all monitored areas in the country meet the 2010 NO2 NAAQS for 2008-2010. EPA has released its plan for reviewing the NO2 ambient air standard that includes the agency's Clean Air Scientific Advisory Committee recommendation to take into account near-road NO2 levels and how other air pollutants might confound the health effects of NO2. The plan calls for a final rulemaking on whether to revise the NO2 standard by August 2017. Additional emission control expenditure may be required at coal-fueled power plants and may adversely affect the demand for coal.
In June 2010, the EPA revised the NAAQS for Sulfur Dioxide ("SO2") by establishing a new one-hour standard and revoking the existing 24-hour and annual standards. In August 2012, the EPA published a rule extending the deadline for designating areas not attaining the standard to June 2013 and required state implementation plans by 2014 and standards to be met by August 2017. In November 2014, the EPA published a notice of the availability of its integrated review document that contains plans for the review of health-based air quality criteria in consideration of a revision of the current 1-hour primary SO2 ambient air quality standard of 75 ppb. The plan calls for the proposal of a new standard by October 2018 and a final rule by July 2019. Additional emission control expenditures may be required at coal-fueled power plants and may adversely affect the demand for coal.
In December 2011, the EPA approved a rule to reduce emissions of toxic air pollutants from power plants. Specifically, the mercury and air toxics standards for power plants will reduce emissions from new and existing coal and oil-fired eclectic utility steam generating units. The required reduction in emissions may require the installation of additional control technology or the implementation of other measures, including trading of emission allowances and transitioning to alternative clean fuels. These reductions in permissible emission levels will likely make it more costly to operate coal-fired power plants and may adversely affect the demand for coal. The EPA has proposed to update emission limits for new power plants under the Mercury and Air Toxics Standards ("MATS"). The new proposed standards affect only new coal- and oil-fired power plants that will be built in the future. The proposal, issued in November 2012, does not change the final emission limits for existing power plants. The EPA says that it has reconsidered the new source limits for MATS based on new information and analysis that became available to the agency after the rule was finalized. The EPA says that it projects that the proposed updates will result in no significant change in costs, emission reductions or health benefits from MATS. The EPA is also proposing to revise and clarify requirements that apply during periods of startup and shutdown in MATS and startup and shutdown for particulate matter in the Utility New Source Performance Standards ("NSPS"), and is proposing other minor technical corrections. In March 2013, the EPA finalized updates to certain emission limits for new power plants under MATS. In White Stallion Energy Center LLC v. EPA and Utility Air Regulatory Group v. EPA, which challenge MATS and the new Utility NSPS, respectively, the Court ruled in favor of EPA. The lawsuit challenged the EPA's MATS Rule, which establishes national standards for hazardous air pollutant emissions from coal- and oil-fired electric utility steam generating units, contending the EPA erred in determining it was "appropriate and necessary" to regulate mercury emissions from power plants without regard to the cost. In November 2014, the U.S. Supreme Court agreed to hear an appeal of the original 2010 rule, which was upheld in a decision by the U.S. Court of Appeals for the D.C. Circuit.
Clean Water Act
The federal Clean Water Act ("CWA") and corresponding state laws affect our operations by imposing restrictions on discharges of wastewater into creeks and streams. These restrictions, more often than not, require us to pre-treat the wastewater prior to discharging it. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. Our mining and coking operations maintain water discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA, and conduct their operations to be in compliance with such permits. We believe that we have obtained all permits required under the CWA and corresponding state laws and are in substantial compliance with such permits. However, new requirements under the CWA and corresponding state laws may cause us to incur significant additional costs that could adversely affect our operating results.
In March 2014, the EPA and the U.S. Army Corps of Engineers ("USACE") jointly proposed a rule defining the scope of waters protected under the CWA. The proposal would revise regulations that have been in place for more than 25 years. Revisions are proposed in light of the 2001 and 2006 Supreme Court rulings that interpreted the regulatory scope of the CWA more narrowly than previously, but created uncertainty about the precise effect of the Court’s decisions. The EPA projects that a final rule will be promulgated in April 2015.
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
In December 2014, the EPA released the text of a final power plant coal ash disposal rule. The rule regulates coal ash as a solid waste under Subtitle D of RCRA . The rule requires closure of sites that fail to meet prescribed engineering standards, requires regular inspections of impoundments, establishes limits on the location of new sites, and requires immediate remediation and closure of unlined ponds that are polluting ground water. However, the rule gives states flexibility on how to implement and enforce the rule and allows citizen suits to be filed against coal ash pond operators. The rule does not regulate closed coal ash impoundments unless located at active power plants.
Our coking operations entered into a RCRA Section 3008(h) Administrative Order on Consent (Order) with an effective date of September 24, 2012 with the EPA. The objectives of the 2012 Order are to perform Corrective Measure Studies, implement remedies, if necessary, and implement and maintain institutional controls, if necessary, at the Walter Coke facility. As of December 31, 2014, the Company had an amount accrued that is probable and can be reasonably estimated for the costs to be incurred in order to identify and define remediation actions, as well as to perform certain remediation tasks that can be quantified. The amount of this accrual is not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see Part I, "Item 3. Legal Proceedings" and "Environmental Matters" in Note 16 of "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K.
Comprehensive Environmental Response, Compensation and Liability Act
The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and similar state laws affect our coal mining and coking operations by, among other things, imposing investigation and cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA, joint and several liability may be imposed on operators, generators, site owners, lessees and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, the universe of materials and wastes governed by CERCLA is broader than "hazardous waste" and as such even non-hazardous wastes can, in certain circumstances, contain hazardous substances, which if released into the environment are governed by CERCLA. Alabama's version of CERCLA mirrors the federal version with the important difference that there is no joint and several liability. Liability is consistent with one's contribution to the contamination. In addition, the disposal, release or spilling of some products used by coal and coking companies in operation, such as chemicals, could trigger the liability provisions of CERCLA or similar state laws because, at that point they are deemed to be waste and the activity, even though inadvertent, is deemed to constitute disposal or a covered CERCLA release. Thus, we may be subject to liability under CERCLA and similar state laws for properties that (1) we currently own, lease or operate, (2) we, our predecessors, or former subsidiaries have previously owned, leased or operated, (3) sites to which we, our predecessors or former subsidiaries, sent waste materials, and (4) sites at which hazardous substances from our facilities' operations have otherwise come to be located.
In 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project ("35th Avenue Superfund Site") be classified and managed as a Superfund site under CERCLA allowing other Potentially Responsible Parties ("PRPs") to potentially be held responsible. Under CERCLA authority, the EPA proceeded directly with the offsite sampling work and deferred any further enforcement actions or decisions. In September 2013, the EPA sent an "Offer to Conduct Work" letter to Walter Coke and four other PRPs notifying them that the EPA had completed sampling at 1,100 residential properties and that 400 properties exceeded Regional Removal Management Levels (RML's) and offered the PRPs an opportunity to cleanup 50 Phase I properties. The Company has notified the EPA that it has declined the Offer to Conduct Work. In August 2014, the EPA sent an “Offer to Conduct Work” letter to Walter Coke and five other PRPs and offered the PRPs an opportunity to cleanup 30 Phase II properties. The Company has notified the EPA that it has declined the Offer to Conduct Work. In September 2014, the EPA proposed to add the 35th Avenue Superfund Site to the National Priorities List ("NPL"). The EPA has accepted and is reviewing comments to the proposed listing.
As of December 31, 2014, the Company had an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remediation tasks which can be quantified. The amount of this accrual is not material to the financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see Part I, "Item 3. Legal Proceedings" and "Environmental Matters" in Note 16 of "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K.
Canadian and U.K. Operations
Endangered Species Legislation
We have operations within Canada that may be affected by ongoing and proposed planning to protect certain species that are listed as threatened under the Federal Species at Risk Act. The Species at Risk Act prohibits killing, harming, harassing, capturing or taking an individual of a wildlife species that is listed as threatened or endangered, and also makes it an offense to damage or destroy that species' residence, meaning a den, nest or other similar area or place that is occupied or habitually occupied by one or more individuals of their species during all or part of their life cycles. Furthermore, where a threatened or endangered species critical habitat has been identified under the Species at Risk Act, the Act prohibits any person from destroying any part of that critical habitat. The Species at Risk Act applies to federal lands and to species under federal jurisdiction (fish and migratory birds), but under certain circumstances, the provisions of the Species at Risk Act may be extended by the federal government to apply on provincial lands.
The provincial Minister of Environment pursuant to the British Columbia Forest and Range Practices Act may categorize certain species of wildlife as being species at risk, regionally important wildlife or ungulate species for which an ungulate winter range is required. Such "Identified Wildlife" is managed under the Identified Wildlife Management Strategy ("IWMS"), an initiative of the Ministry of Environment in partnership with the Ministry of Forests and Range. The IWMS provides for the management of identified species, which may entail restoration of previously occupied habitats, particularly for those species most at risk, and the establishment of wildlife habitat areas and objectives and ungulate winter ranges and objectives.
The species of the highest concern in respect of our operations is the caribou, though we continue to consider the impacts of our operations on other threatened species in the area. While we take great care to cause little or no impact on caribou in the area of our operations, protection of caribou and their habitat has attracted significant attention in areas where we operate due to the drastic reduction in caribou herd numbers in those areas. Delays in obtaining new or amended permits and mining tenures in areas frequented by caribou could have a significant impact on the continued development of our Canadian operations. In 2013, the province issued its Implementation Plan for the Ongoing Management of South Peace Northern Caribou in British Columbia which required caribou migration and monitoring plans for certain industrial development activities within certain high-elevation winter habitat. In 2014, the Committee on the Status of Endangered Wildlife in Canada published Recovery Strategy for the Woodland Caribou, Southern Mountain population (the “Recovery Strategy”) under the Species at Risk Act. The Recovery Strategy sets overall population and distribution targets based on recent capacity of annual ranges to support caribou and partially identifies critical habitat necessary to meet those objectives. Further critical habitat identification will follow upon completion of the habitat studies contemplated by the Recovery Strategy. Currently, this identification of critical habitat only affects federal lands. Under the Species at Risk Act, the Minister of the Environment and the Minister Responsible for the Parks Canada Agency must complete one or more action plans under the Recovery Strategy by December 31, 2017.
As a result of this regulatory regime, we anticipate making certain in-lieu payments to offset the impact of our industrial activity in the Northern Caribou habitat regions. This is expected to increase startup costs for the EB Mine expansion of the Wolverine Mine.
Environmental Management Act
The Environmental Management Act requires us to obtain permits to introduce "waste" into the environment, including air contaminants, effluent and hazardous and solid waste. Permits requiring regular monitoring and compliance with waste discharge limitations and reporting requirements govern the discharge of various substances into the environment, including air and water. We have all permits required under the Environmental Management Act and corresponding regulations and are in substantial compliance with such permits, subject to the considerations relating to selenium, nitrate and sulphate levels described below and to one charge under this Act relating to a release of sediment and debris in April 2011 described in the Fisheries Act section below.
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
The Environmental Management Act and the Contaminated Sites Regulation also affect our operations by imposing investigation and cleanup requirements for contaminated sites. Part 5 of the Environmental Management Act provides for the "Remediation of Mineral Exploration Sites and Mines" and gives general jurisdiction to the Chief Inspector of Mines, who is also responsible for the reclamation requirements imposed under the Mines Act and the Mine Code. The Contaminated Sites Regulation governs any contamination at "non-core areas," such as maintenance shops, storage facilities and crushing or processing plants, as well as the disposal, release or spilling of some chemical products used by coal and coking companies in their operations. Under the Contaminated Sites Regulation, joint and several liability may be imposed on current operators or owners of a site, previous operators or owners of a site, producers or transporters of a substance that caused contamination and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances.
First Nations Considerations
Canadian law recognizes the existence of Aboriginal and Treaty rights, including Aboriginal title to lands. The Canadian courts have confirmed that when the federal and provincial governments contemplate conduct that may adversely affect the Aboriginal or Treaty rights of a First Nation, they must consult with and accommodate the First Nation. In the regulatory context, the government's duty to consult may be triggered by a variety of decisions, including the decision to issue or amend a permit. In order to meet their duties to consult and accommodate in this context, the federal and provincial governments require a company seeking a new or amended permit or other authorization to engage and consult with the First Nation about the potential effects of granting the requested authorization. Based on this process, the company is then expected to assist the government in determining what accommodations, if any, of the First Nation's rights by the company may be necessary prior to granting the requested authorization.

As we are governed by a significant number of permits in British Columbia and anticipate the need to both obtain new permits and amend existing permits in connection with our current and future operations, the government's duty to consult with First Nations may impact future operations. If the federal or provincial government determines that it has a duty to consult in a permitting matter, the consultation process could create significant delays and additional costs relating to the eventual issuance or amendment of the relevant permit. Further, where a federal or provincial government fails to meet its duty to consult in granting a government permit or authorization, such a failure may expose our permits and authorizations to judicial review, lengthy court processes and the risk of cancellation of the government permit or authorization.
We strive to build beneficial relationships with the First Nations in our areas of operation and participate in any consultation process that relates to our operations. The duty to consult is an obligation of the government; however, procedural aspects are delegated to proponents and the consultation process would not progress without our involvement and our strong interest in ensuring that the process is carried out effectively and comprehensively. We are committed to engaging with First Nations in a meaningful way and devote significant time and resources to working proactively and cooperatively with local First Nations to acknowledge and address their concerns.
Fisheries Act
The Fisheries Act (Canada) regulates and provides protection for fish and fish habitat. The Fisheries Act prohibits the harmful alteration, disruption or destruction of fish habitat without authorization, as well as the deposit of deleterious substances (as defined in the legislation) into waters frequented by fish. These offenses could attract fines of up to $6.0 million Canadian dollars ("CAD") for each day that an offense continues and up to $12 million CAD for a second or subsequent offense. Liability under the Fisheries Act is for owners of the property or substance, as well as their directors, officers, agents, tenants, occupiers, partners or persons actually in charge of the property or substance.
In March 2013, a charge was laid by British Columbia's Environmental Crown Counsel against us for alleged violations of the Federal Fisheries Act associated with an April 2011 release of sediment and debris into Willow Creek from the forest service road leading to the Willow Creek Mine. We were also charged with an offense under the provincial Environmental Management Act alleging that we introduced waste into the environment and failed to comply with the requirements of our permit. In July 2014, the Crown dropped all charges under the Federal Fisheries Act. We plead guilty to one charge under the Environmental Management Act and agreed to pay a $5,000 CAD fine and $70,000 CAD to the Habitat Conservation Trust Foundation. This matter is now resolved.
Provincial and Federal Environmental Assessment Acts
Projects and project expansions of certain types and sizes are subject to provincial or federal environmental assessment processes, or both. Environmental assessment processes give consideration to a wide range of environmental and socio-economic impacts, and may result in denial of a project or expansion, or an approval of a project or expansion subject to terms and conditions.
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
Under the Mines Act and the Mine Code, we have filed mine plans and reclamation programs for each of our operations. We accrue for reclamation costs to be incurred related to the operation and eventual closure of our mines once they have reached the end of their life. Additionally, under the terms of each mine permit, we are required to submit an updated mine plan every five years. We submitted updated five year mine plans for Wolverine Mine and Brule Mine in 2013.
Estimates of our total reclamation liabilities are based upon permit requirements and our experience for similar activities. As of December 31, 2014, we accrued $56.7 million for our asset retirement obligations for all our Canadian mining operations.
As of December 31, 2014, we had posted letters of credit for post-mining reclamation, as required by our Mines Act permits, totaling $20.7 million.
Climate Change
While initially a signatory to the December 1997 Kyoto Protocol that established a set of GHG emission targets for developed countries, Canada withdrew from the Kyoto Protocol at the Conference of Parties 17 of the United Nations Framework Convention on Climate Change in December 2011. While the government of Canada has a previously stated goal of reducing Canada's total GHG emissions by 17 percent from 2005 levels by 2020, it is largely relying on voluntary programs and subsidies. The Canadian government has also publicly stated that any legislative action to reduce GHG emissions at the federal level must be integrated with U.S. legislation. While there are currently no federal emissions targets affecting the Company's operations, the Company is currently required to report its emissions from the Wolverine Mine, and may in the future be required to report emissions for its other Canadian operations, pursuant to the federal Canadian Environmental Protection Act ("CEPA"). This Act requires operators of facilities emitting greater than 50,000 metric tons per year of carbon dioxide equivalent to report emissions annually. Thus far, federal climate change law and policy has reflected a minimalist approach to federal regulation, but the potential exists for the federal government to exercise additional regulation-making authority in the future.
In British Columbia, the provincial government has legislated targets of GHG emissions reductions of 33% below 2007 emissions levels by 2020 and 80% below 2007 emissions levels by 2050. British Columbia has also imposed a carbon tax on fuel since 2008. In November 2009, the provincial government enacted a reporting regulation that requires facilities emitting greater than 10,000 metric tons of carbon dioxide equivalent per year to register and report emissions annually for periods beginning on January 1, 2010. Each of the Company's Canadian operations is required to report emissions under the provincial legislation.
Although the costs currently associated with emissions reporting under federal and provincial legislation are not material, the implementation of emissions targets or the proposed provincial cap and trade system may result in material future financial impacts on our Canadian operations. As in the United States, it is unclear in the current political climate (both federally and provincially) whether emissions reductions programs will be enacted and if so, when it would be enacted or what the program would require as well as any impact such enactment may have on our operations. Any such impact could have a significant adverse impact on our operations.
U.K. Environmental Laws
Our operations in Wales are subject to certain environmental laws and regulations of the United Kingdom, including the Environmental Protection Act 1990, Environment Act 1995, Environmental Permitting Regulations 2010 and Town and Country Planning Act 1990. The costs of compliance with these environmental laws have not had a material impact on our results of operations in the most recently completed financial year and we do not expect that compliance with these laws will have a material impact on our results of operations in the current or future financial years. As of December 31, 2014, we have accrued approximately $2.3 million for our asset retirement obligations at all of our U.K mining operations. Further, as of December 31, 2014, we had posted cash bonds for post-mining reclamation totaling approximately $2.2 million for our U.K. operations.
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
Employees
As of December 31, 2014, we employed approximately 2,680 employees, of whom approximately 1,840 were hourly employees and 840 were salaried employees. As of December 31, 2014, unions represented approximately 1,560 employees under collective bargaining agreements, of which approximately 1,326 were covered by a contract with the United Mine Workers of America that expires on December 31, 2016.
Additional Information
We were incorporated in Delaware in 1987. Our principal executive offices are located at 3000 Riverchase Galleria, Suite 1700, Birmingham, Alabama 35244, and our telephone number at that address is (205) 745-2000.
We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website at www.walterenergy.com without charge as soon as reasonably practical after filing these reports or furnishing these reports to the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K. Additionally, we also provide, without charge, a copy of our Annual Report on Form 10-K to any stockholder by mail. Requests should be sent to Walter Energy, Inc., Attention: Shareholder Relations, 3000 Riverchase Galleria, Suite 1700, Birmingham, Alabama 35244. You may read and copy any document that the Company files at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public on the SEC's website at http://www.sec.gov.
Executive Officers of the Registrant
Incorporated by reference into this Part I is the information set forth in Part III, "Item 10. Directors, Executive Officers and Corporate Governance."

Item 1A.    Risk Factors
Our business is subject to general risks and uncertainties that could materially adversely affect our business, financial condition, results of operations or stock price. Additional risks and uncertainties not currently known to us or that we may deem immaterial may also materially adversely affect our business, financial condition, results of operations or stock price.
Risks Related to Our Current Continuing Operations
Unfavorable global economic, financial and business conditions may adversely affect our businesses.
The global financial markets have been experiencing volatility and disruption over the last several years. These markets have experienced, among other things, volatility in security prices, commodities and currencies, diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments. Weaknesses in global economic conditions have had an adverse effect and could have a material adverse effect on the demand for our coal, coke and natural gas products and on our sales, pricing and profitability. We are not able to predict whether the global economic conditions will continue, worsen or the impact that these events may have on our operations and the industry in general.
Our businesses may suffer as a result of a substantial or extended decline in pricing, demand and other factors beyond our control, which could negatively affect our operating results and cash flows.
Our businesses are cyclical and have experienced significant difficulties in the past. Our financial performance depends, in large part, on varying conditions in the international and domestic markets that we serve, which fluctuate in response to various factors beyond our control. The prices at which we sell our coal, coke and natural gas are largely dependent on prevailing market prices for those products. We have experienced significant price fluctuations in our coal, coke and natural gas businesses, and we expect that such fluctuations will continue. Demand for, and therefore the price of, coal, coke and natural gas are driven by a variety of factors, including, but not limited, to the following:

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

•	capacity, reliability, availability and cost of transportation and port facilities, and the proximity of available coal to such transportation and port facilities; and

•	market price fluctuations for emission allowances.
In addition, reductions in the demand for metallurgical coal caused by reduced steel production by our customers, increases in the use of substitutes for steel (such as aluminum, composites or plastics) and the use of steel-making technologies that use less or no metallurgical coal can significantly affect our financial results and impede growth. Demand for thermal coal is primarily driven by the price of thermal coal as it compares to that of natural gas and the consumption patterns of the domestic electric power generation industry, which in turn is influenced by demand for electricity and technological developments. We estimate that a 10% decrease in the price of metallurgical coal for the full year 2014 would have resulted in an increase in our pre-tax loss by $111.5 million.
The failure of our customers to honor or renew contracts could adversely affect our business.
A significant portion of the sales of our coal, coke and natural gas are to long-term customers. The success of our businesses depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition that we face. If current customers do not honor current contract commitments, or if they terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance, our revenues will be adversely affected. If we are unsuccessful in renewing contracts with our long-term customers and they discontinue purchasing coal, coke or natural gas from us or renew contracts on terms less favorable than in the past, or if we are unable to sell our coal, coke or natural gas to new customers on terms favorable to us, our revenues could suffer significantly.
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
These risks and conditions could result in damage to or the destruction of our mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and legal liability. For example, an explosion and fire occurred in our Alabama underground No. 5 Mine in September 2001. This accident resulted in the deaths of thirteen employees and caused extensive damage to the mine. Our insurance coverage may not be available or sufficient to fully cover claims that may arise from these risks and conditions.
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
Our right to mine some of our coal reserves and extract natural gas may be materially adversely affected by defects in title or boundaries. We may not adequately verify title to our leased properties or associated coal or gas reserves until we have committed to developing those properties or coal or gas reserves. We may not commit to developing property or coal or gas reserves until we have obtained necessary permits and completed exploration. Any challenge to our title could delay the development of the property and could ultimately result in the loss of some or all of our interest in the property or coal or gas reserves and could increase our costs. In addition, if we mine or conduct our natural gas operations on property that we do not own or lease, we could incur liability for such mining and gas operations. Some leases have minimum production requirements or require us to commence mining or gas operations in a specified term to retain the lease. Failure to meet those requirements could result in losses of prepaid royalties and, in some rare cases, could result in a loss of the lease itself.
Currently we have significant mining operations located predominately in central Alabama and northeast British Columbia, making us vulnerable to risks associated with having our production concentrated in two geographic areas.
Our mining operations are primarily geographically concentrated in central Alabama and Northeast British Columbia. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions in production caused by significant governmental regulation, transportation capacity constraints, curtailment of production, extreme weather conditions, natural disasters or interruption of transportation or other events that impact these areas. Our Northeast British Columbia operations were idled in 2014. We will continue to operate the preparation plant at the Willow Creek mine to complete processing of coal inventory that has already been mined.
A significant reduction of, or loss of, purchases by our largest customers could adversely affect our profitability.
For the year ended December 31, 2014, we derived approximately 29% of our total sales revenues from sales to our five largest customers. We expect to renew, extend or enter into new supply agreements with these and other customers; however, we may be unsuccessful in obtaining such agreements with these customers and these customers may discontinue purchasing coal from us. If any of our major customers were to significantly reduce the quantities of coal they purchase from us and we are unable to replace these customers with new customers, or if we are otherwise unable to sell coal to those customers or on terms favorable to us, our profitability could suffer significantly.
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
All of our U.S. metallurgical mines are served by only one rail carrier, which increases our vulnerability to these risks, although our access to barge transportation partially mitigates that risk. In addition, the majority of the metallurgical coal produced by our Alabama underground mining operations is sold to coal customers who typically arrange and pay for transportation through the state-run docks at the Port of Mobile, Alabama to the point of use. As a result, disruption at the docks, port congestion and delayed coal shipments may result in demurrage fees to us. If this disruption were to persist over an extended period of time, demurrage costs could significantly impact our profits. In addition, there are limited cost effective alternatives to the port. Similar to the U.S. operations, substantially all of the coal produced by our Canadian operations is exported to port facilities by one railway for which there are limited alternatives. Additionally, all of our Canadian export sales are loaded through one port facility, for which there are limited cost-effective alternatives. The cost of securing additional facilities and services of this nature could significantly increase transportation and other costs. An interruption of rail or port services could significantly limit our ability to operate and, to the extent that alternate sources of port and rail services are available, could increase transportation and port costs significantly. Further, the inconsistent nature of the shipping industry could affect our revenues as a result of delays of ocean vessels and could significantly affect our costs and relative competitiveness compared to the supply of coal and other products from our competitors.
Significant competition and foreign currency fluctuations could harm our sales, profitability and cash flows.
The consolidation of the coal industry over the last several years has contributed to increased competition among coal producers. Some of our competitors have significantly greater financial resources than we do. This competition may affect domestic and foreign coal supply and associated prices and impact our ability to retain or attract coal customers. In addition, our metallurgical coal business faces competition from foreign producers that sell their coal in the export market. The general economic conditions in foreign markets and changes in currency exchange rates are factors outside of our control that may affect international coal prices. If our competitors' currencies decline against our local currency or against our customers' currencies, those competitors may be able to offer lower prices to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, which our sales contracts are based on, those customers may seek decreased prices for the coal that we sell to them. In addition, these factors may negatively impact our collection of trade receivables from our customers. These factors could reduce our profitability or result in lower coal sales.
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
The majority of employees of our underground mining operations in Alabama are represented by the United Mine Workers of America ("UMWA"). Normally, our negotiations with the UMWA follow the national contract negotiated with the UMWA by the Bituminous Coal Operators Association. Our collective bargaining agreement currently in place expires on December 31, 2016. At our coking operation in Birmingham, Alabama, our employees are represented by the United Steelworkers of America, and the current contract expires on December 6, 2015. We experienced a strike at our coke facilities at the end of 2001 that lasted eight months.
While our Canadian operations are currently idled, during normal operations, a majority of our employees at our Wolverine and Willow Creek mining operations in Canada are also unionized. The Wolverine employees are represented by the United Steelworkers of America, Local 1-424, and our current collective bargaining agreement with the employees for that location expires on July 31, 2015. The employees at our Willow Creek mining operations are represented by Christian Labour Association of Canada ("CLAC"), and although our current collective bargaining agreement with CLAC for that location expired on November 30, 2014, we are currently in negotiations.
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
The SMCRA and counterpart state laws and regulations in the United States; the Mines Act and the Reclamation Code for Mines in British Columbia, Canada; and the Environmental Protection Act 1990, Environment Act 1995, Environmental Permitting Regulations 2010 and Town and Country Planning Act 1990 in the U.K. have established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. We accrue for reclamation costs associated with final mine closure. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience for similar activities. The amounts recorded are dependent upon a number of variables, including the estimated timing and amounts of future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected. As of December 31, 2014, we had accrued $112.3 million for all our asset retirement obligations.

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
Additionally, we may not be able to accurately assess the geological characteristics of reserves that we now own or subsequently acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by those mines. Our ability to acquire other reserves in the future could be limited by, our financial position, restrictions under our existing or future debt agreements, competition from other coal companies for attractive properties or the lack of suitable acquisition candidates available on commercially reasonable terms, among other factors. If we are unable to replace or increase our coal reserves on acceptable terms, our production and revenues will decline as our reserves are depleted and our future profits will be detrimentally impacted.
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
Our targets are subject to the completion of planned operational goals on time and within budget, and are dependent on the effective support from our personnel, systems, procedures and controls. Any failure of these may result in delays in the achievement of operational targets with a consequent material adverse impact on our business, operations and financial performance.
Our operations in foreign jurisdictions are subject to risks and uncertainties that may have a negative impact on our profitability.
We operate and sell to customers in a number of foreign countries where there are added risks and uncertainties due to the different economic, cultural and political environments. We face risks in securing additional property licenses, as the process for obtaining these is likely to be different from that in the U.S. Such risks could result in failed attempts to obtain licenses that would have consumed management time and financial resources. We also face risks from trade barriers, exchange controls and material changes in taxation which could negatively impact our ability to sell into foreign markets, as well as our profitability.
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
Compliance with these regulations may be costly and time-consuming and may delay commencement or interrupt continuation of exploration or production at one or more of our operations. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for these laws have not yet been promulgated and in certain instances are undergoing revision. These laws and regulations, particularly new legislative or administrative proposals (or judicial interpretations of existing laws and regulations), could result in substantially increased capital, operating and compliance costs and could have a material adverse effect on our operations and/or our customers' ability to use our products. In addition, the coal industry in the U.S. is affected by significant legislation mandating certain benefits for current and retired coal miners.
We strive to conduct our mining, natural gas and coke operations in compliance with all applicable federal, provincial, state and local laws and regulations. However, due in part to the extensive and comprehensive regulatory requirements, along with changing interpretations of these requirements, violations occur from time to time in our industry and at our operations. In recent years, expenditures at our U.S. operations for regulatory or environmental obligations have been mainly for safety or process changes. Although it is not possible at this time to predict the final outcome of these rule-making and standard-setting efforts, it is possible that the magnitude of these changes will require an unprecedented compliance effort on our part, could divert management's attention, and may require significant expenditures. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be detrimentally impacted. We believe that our major North American competitors are confronted by substantially similar conditions and thus do not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations, which is a major cost consideration for our operations, may have an adverse effect on our competitive position with regard to foreign producers and operators who may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, applicable state or provincial legislation and its production methods.
Federal, state, local or provincial regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers' demands.
Federal, state, local or provincial regulatory agencies have the authority under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine. In the event that these agencies order the closing of our mines, our coal sales contracts generally permit us to issue force majeure notices, which suspend our obligations to deliver coal under these contracts; however, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase coal from third-party sources, if available, to fulfill these obligations or incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments, and the extension of time for delivery or terminate customers' contracts. Any of these actions could have a material adverse effect on our business and results of operations.
Increased focus by regulatory authorities on the effects of coal mining on the environment and recent regulatory developments related to coal mining operations could make it more difficult or increase our costs to receive new permits or to comply with our existing permits to mine coal or otherwise adversely affect us.
Regulatory agencies are increasingly focused on the effects of coal mining on the environment, particularly relating to water quality, which has resulted in more rigorous permitting requirements and enforcement efforts.
Section 404 of the CWA requires mining companies to obtain USACE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. As is the case with other coal mining companies, our construction and mining activities require Section 404 permits. The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the CWA has been the subject of many court cases and increased regulatory oversight, resulting in additional permitting requirements that are expected to delay or even prevent the opening of new mines. Stringent water quality standards for materials such as selenium have recently been issued. We have begun to incorporate these new requirements into our current permit applications; however, there can be no guarantee that we will be able to meet these or any other new standards with respect to our permit applications.
In April 2010, the EPA issued comprehensive guidance to provide clarification as to the water quality standards that should apply when reviewing CWA permit applications for Appalachian surface coal mining operations. This guidance establishes threshold conductivity levels to be used as a basis for evaluating compliance with narrative water quality standards. To obtain necessary permits, we and other mining companies are required to meet these requirements. The U.S. District Court for the District of Columbia ruled that the EPA overstepped its statutory authority under the CWA and SMCRA, and infringed on the authority reserved to state regulators under those statutes when it issued the guidance. The EPA appealed the decision and the D.C. Circuit Court reversed the ruling and upheld the EPA's guidance document relating to such permits, against challenges from the mining industry and two states.
Additionally, in January 2011, the EPA rescinded a federal CWA permit held by another coal mining company for a surface mine in Appalachia citing associated environmental damage and degradation. While our operations are not directly impacted, this could be an indication that other surface mining water permits could be subject to more substantial review in the future. A federal judge reversed the decision by the EPA to revoke the permit and the EPA appealed the decision. On April 23, 2013, the D.C. Circuit ruled that the EPA has the power under the CWA to retroactively veto a section 404 dredge and fill permit "whenever" it makes a determination about certain adverse effects, even years after the USACE has granted the permit to an applicant. The owner of the coal mine, coal industry groups and others, including several states petitioned the U.S. Supreme Court to review and reverse the ruling; on March 24, 2014, the Court denied the petitions for review. In September 2014, the D.C. District Court ruled again in the EPA’s favor and the coal mining company has appealed the decision.
On March 25, 2014, the EPA and the USACE jointly proposed a rule defining the scope of waters protected under the CWA. The proposal would revise regulations that have been in place for more than 25 years. Revisions are proposed in light of 2001 and 2006 Supreme Court rulings that interpreted the regulatory scope of the CWA more narrowly than previously, but created uncertainty about the precise effect of the Court’s decisions. The public comment period for the proposed rule closed November 14, 2014. The EPA projects that a final rule will be promulgated in April 2015.
It is unknown what future changes will be implemented to the permitting review and issuance process or to other aspects of mining operations, but the increased regulatory focus, future laws and judicial decisions and any other future changes could materially and adversely affect all coal mining companies.
Regulatory agencies in Canada are also increasingly focused on the effects of coal mining on the environment, particularly as it relates to water quality and to wildlife habitat. The British Columbia Ministry of Environment updated its selenium guidelines in 2014, which could affect water quality issues and effluent discharge standards. Expansion of existing coal mines and development of new coal mines in northeast British Columbia have also been the focus of consideration with respect to the effects on caribou habitat, particularly in areas where caribou have been identified as a threatened species under the federal Species at Risk Act. It is unknown what future changes will be implemented to the permitting review and issuance process or to other aspects of surface mining operations in British Columbia, but the increased regulatory focus, future laws and judicial decisions and any other future changes could materially and adversely affect all coal mining companies operating in British Columbia, including us.
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
The combustion of fossil fuels, such as the coal, coke and natural gas that we produce results in the creation of carbon dioxide that is currently emitted into the atmosphere by end-users. Further, some of our operations emit GHGs directly, such as methane release resulting from coal mining and carbon dioxide during our coke production. Carbon dioxide is considered a GHGs and is a major source of concern with respect to global warming, also known as climate change. Climate change continues to attract public and scientific attention and increasing government attention is being paid to reducing GHG emissions.

There are many legal and regulatory approaches currently in effect or being considered to address GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a "cap and trade" program, and regulation by the U.S. EPA.
The U.S. EPA, under President Obama’s Climate Action Plan, has been working on an approach to cut carbon pollution from power plants. In 2013, the EPA proposed standards to limit carbon pollution from new power plants. In 2014, the EPA proposed the Clean Power Plan to limit carbon pollution from existing power plants as well as proposed standards to limit carbon pollution from modified and reconstructed power plants. The EPA plans to issue final rules on these standards in 2015. A major coal company, joined by Attorneys General from nine states filed a complaint asking the D.C. Circuit Court of Appeals to block the EPA from proceeding with the proposal. Twelve state Attorneys General filed another suit in the D.C. Circuit, arguing that the EPA’s proposed rules are the result of an allegedly illegal settlement with environmental groups in 2010.
In November 2014, the U.S. and China announced a bilateral agreement to reduce GHG emissions. The U.S. agreed to reduce GHGs by 26-28% below 2005 levels by 2025. China pledged to stabilize its GHG emissions by 2030, to be accomplished in part by increasing its percentage of renewable energy sources such as solar and wind to 20% of the nation's total energy production.
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
Our operations currently use hazardous materials and generate hazardous wastes from time to time. We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and cleanup of soil, surface water, groundwater and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire amount of damages assessed.
We maintain extensive coal refuse areas and slurry impoundments at our mining complexes. Such areas and impoundments are subject to extensive regulation. Slurry impoundments have been known to fail, releasing large volumes of coal slurry into the surrounding environment. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as create liability for related personal injuries, property damages and injuries to wildlife. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and the assessment of damages arising out of such failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for related fines and penalties.
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
We have a significant amount of indebtedness. As of December 31, 2014, we had indebtedness of approximately $978.2 million outstanding under a $2.7 billion credit agreement ("Credit Agreement"), $970.0 million of 9.50% senior secured notes due 2019, $388.0 million of 9.875% senior notes due 2020, $450.0 million of 8.50% senior notes due 2021 and $350.0 million 11.0%/12.0% senior secured PIK toggle notes due 2020 (together referred to as the "Notes"). Under the repayment schedule relating to the Credit Agreement, we will not be required to make mandatory principal payments until 2018. In addition, the excess cash flow provision, as defined in the Credit Agreement, will be applied if certain conditions are met, requiring us to reduce the principal balance of the indebtedness. We may be unable to generate sufficient cash flow from operations and future borrowings, or other financing may be unavailable in a sufficient amount, to enable us to fund our future financial obligations or our other liquidity needs.
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

•
limiting our ability to obtain additional financing to fund growth for areas such as working capital and capital expenditure needs, or our ability to meet debt service requirements or other cash requirements;

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
Our ability to make payments on and to refinance our indebtedness depends on our ability to generate cash in the future. We are subject to general economic, climatic, industry, financial, competitive, legislative, regulatory and other factors that are beyond our control. In particular, economic conditions have caused the price of coal to fall and our revenue to decline and in the future could cause the price of coal to remain at current levels or fall, which may have an adverse effect on our operations, liquidity, ability to remain in compliance with our covenants in our Credit Agreement, and our ability to service our indebtedness. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our debt or obtain additional financing will depend on, among other things:

▪	our financial condition at the time;

▪	restrictions in the agreements governing our indebtedness; and

▪	other factors, including conditions in the financial and capital markets or coal industry.

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

If we cannot make scheduled payments on our debt or are not in compliance with our covenants and are not able to amend those covenants, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Agreement could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. If we are not able to generate sufficient cash flow from operations, we may need to seek an amendment to our Credit Agreement and the indentures governing our Notes to prevent us from potentially being in breach of our covenants.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the Credit Agreement and the indentures governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify.
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
We provide a range of benefits to our employees and retirees, including pensions and postretirement healthcare. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions. As of December 31, 2014, we estimated that our pension plans' aggregate projected benefit obligation had a present value of approximately $316.5 million, and the fair value of plan assets was approximately $244.6 million. As of December 31, 2014, we estimated that our postretirement health care and life insurance plans' aggregate projected benefit obligation had a present value of approximately $598.4 million and such benefits are not required to be funded. With respect to the funding obligations for our pension plans, we must make minimum cash contributions on a quarterly basis. Weakening of the economic environment and uncertainty in the equity markets may cause investment income and the values of investment assets held in our pension trust to decline and to lose value. As a result, in such circumstances we may be required to increase the amount of cash contributions we make into the pension trust in the future in order to meet the funding level requirements of the Pension Protection Act of 2006 (Pension Act). We do not have a required minimum funding requirement in fiscal year 2015. We have estimated these obligations based on assumptions described under the heading "Critical Accounting Estimates—Employee Benefits" in Part II, "Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations," and in the "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K. Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, regulatory changes could increase our obligations to provide these or additional benefits.
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
In addition, certain of our subsidiaries participate in multiemployer pension and healthcare plan trusts established for represented employees. Contributions to these funds could increase as a result of future collective bargaining with the UMWA , a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, failure of the plans to meet the Employee Retirement Income Security Act of 1974 ("ERISA") minimum funding requirements, lower than expected returns on pension fund assets, actions taken by, or other funding deficiencies.
We face risks and uncertainties by participating in the 1974 UMWA Pension Plan ("the 1974 Pension Plan"). All assets contributed to the plan are pooled and available to provide benefits for all participants and beneficiaries. As a result, contributions made by our subsidiaries benefit the employees of other employers. If the 1974 Pension Plan fails to meet ERISA's minimum funding requirements or fails to develop and adopt a rehabilitation plan, a nondeductible excise tax of five percent of the accumulated funding deficiency may be imposed on an employer's contribution to this multi-employer pension plan. As a result of the 1974 Pension Plan entering "critical" status, the Pensions Act requires a surcharge of 5% of the contributions otherwise required under the current collective bargaining agreement be contributed which will increase the contribution rate. Subject to certain exceptions, the surcharge will increase to 10% per hour on July 1, 2015. Additionally as a result of the 1974 Pension Plan's "critical" status, Federal law requires pension plans to adopt a rehabilitation plan aimed at restoring the financial health of the plan. The law permits pension plans to reduce, or even eliminate, benefits called "adjustable benefits" as part of a rehabilitation plan.
Under current law governing multi-employer defined benefit plans, if we withdrew from the 1974 Pension Plan or if the plan trustees were to terminate the plan, the currently underfunded multi-employer defined benefit plan would require us to make payments to the plan which would approximate the proportionate share of the multiemployer plan's unfunded vested benefit liabilities at the time of the withdrawal.
We have no current intention to withdraw from any multiemployer pension plan, but if we were to do so, under the ERISA , as amended, we would be liable for a proportionate share of the plan's unfunded vested benefit liabilities upon our withdrawal. Through June 30, 2014, our estimated withdrawal liability for the multiemployer pension plans amounted to $661.2 million.
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
Our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. In addition, such litigation could have a material adverse effect on our business, financial condition and results of operations. For information regarding our current significant legal proceedings, see Part I, "Note 10—Income Taxes" and "Note 16—Commitments and Contingencies" to the "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K.
Our executive officers and other key personnel are important to our success and the loss of one or more of these individuals could harm our business.
Our executive officers and other key personnel have significant experience in the businesses in which we operate and the loss of certain of these individuals could harm our business. Although we have been successful in attracting qualified individuals for key management and corporate positions in the past, as our business develops and in the current challenging environment, there can be no assurance that we will continue to be successful in attracting and retaining a sufficient number of qualified personnel in the future. The loss of key management personnel could harm our ability to successfully manage our business functions, prevent us from executing our business strategy and have an adverse effect on our results of operations and cash flows.
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
If we cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist our common stock.

Our common stock is currently listed on the NYSE. In the future, if we are not be able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock not fall below $1.00 over 30 consecutive trading days, we would fall below compliance standards and could risk having our common stock delisted if the Company is not able to regain compliance.

A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; and limiting our ability to issue additional securities or obtain additional financing in the future.
Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by our current financial condition, our holding company structure, the covenants in our debt instruments and applicable provisions of Delaware law.
On January 27, 2015, our Board of Directors suspended the quarterly dividend to stockholders and may, in its discretion discontinue the payment of dividends for the foreseeable future. If we were to decide in the future to pay dividends, our ability to do so will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may fund our obligations and pay dividends to our stockholders. The ability of our subsidiaries to make distributions to us will be subject to our and their respective operating results, cash requirements and financial condition, the applicable laws of the State of Delaware (which may limit the amount of funds available for distribution), compliance with covenants and required financial ratios related to existing or future indebtedness and other agreements with third parties. Furthermore, our Credit Agreement contains a restriction on our ability to pay cash dividends in any fiscal quarter when our secured leverage ratio exceeds 4.50:1.00. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make the payment of dividends on our shares in the foreseeable future.
Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.
Terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, as well as military or trade disruptions affecting our customers or the economy as a whole may materially adversely affect our operations or those of our customers. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the U.S. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition or results of operations.
We are exposed to significant liability, reputational harm, loss of revenue, increased costs or other risks if we sustain cyber-attacks or other security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us, our customers or other third-parties.
We have implemented security protocols and systems with the intent of maintaining the physical security of our operations and protecting our and our counterparties' confidential information and information related to identifiable individuals against unauthorized access. Despite such efforts, we may be subject to security breaches, which could result in unauthorized access to our facilities or the information that we are trying to protect. Unauthorized physical access to one of our facilities or electronic access to our information systems could result in, among other things, unfavorable publicity, litigation by affected parties, damage to sources of competitive advantage, disruptions to our operations, loss of customers, financial obligations for damages related to the theft or misuse of such information and costs to remediate such security vulnerabilities, any of which could have a substantial impact on our results of operations, financial condition or cash flows.
Item 1B.    Unresolved Staff Comments
None

Item 2.    Properties
The administrative headquarters and production facilities of the Company and its subsidiaries as of December 31, 2014 are summarized as follows:

			Land Acreage		Building Square Footage
	Business Unit /Location
Reportable Segment		Principal Operations	Leased	Owned	Leased	Owned
U.S. Operations	Alabama Operations:
	Blue Creek Coal Sales
	Mobile, AL	Administrative headquarters	—	—	—	1,471
	Mobile, AL	Real estate	—	16	—	—
	Blue Creek Energy, Inc.
	Tuscaloosa County, AL	Coal mines and land holdings	21,343	717	11,711	—
	Jim Walter Resources
	Brookwood, AL	Administrative headquarters & mine support facilities	—	—	—	577,841
	Various Counties in AL	Coal mines, land holdings and coal bed methane fields	—	30,386	—	—
	Tuscaloosa County, AL	Coal mines, land holdings and coal bed methane fields	16,437	—	—	—
	Walter Black Warrior Basin
	Tuscaloosa County, AL	Administrative headquarters & mine support facilities	10	28	—	15,425
	Tuscaloosa County, AL	Coal bed methane fields—developed	91,022	—	—	—
	Walter Minerals
	Tuscaloosa County, AL	Mine support facilities—barge load-out	—	118	—	896
	Various Counties in AL	Real estate	—	31,937	400	24,997
	Various Counties in AL	Real estate—mineral interest only	—	168,182	—	—
	Tuscaloosa Resources
	Tuscaloosa County, AL	Administrative headquarters & mine support facilities	—	—	664	7,196
	Tuscaloosa County, AL	Real estate	—	696	—	—

			Land Acreage		Building Square Footage
	Business Unit /Location
Reportable Segment		Principal Operations	Leased	Owned	Leased	Owned
	Taft Coal Sales & Assoc.
	Walker County, AL	Administrative headquarters & mine support facilities	—	—	—	11,075
	Walker County, AL	Coal mines and land holdings	1,817	1,563	—	—
	Blount County, AL	Coal mines and land holdings	801	—	—	—
	Walter Coke
	Birmingham, AL	Administrative headquarters	—	—	—	13,135
	Birmingham, AL	Furnace & foundry coke battery	—	428	—	222,112
	West Virginia Operations:
	Atlantic Leaseco
	Nicholas County, WV	Administrative headquarters	—	—	2,640	—
	Nicholas County, WV	Coal mines and land holdings	17,588	2,090	—	50,083
	Maple Coal
	Fayette & Kanawha Counties, WV	Coal mines and land holdings	35,704	5	—	47,100
	JW Walter, Inc.
	Various Counties in WV	Coal mines and land holdings	—	6,250	—	—
Canadian and U.K. Operations	Canadian Operations:
	Walter Canada
	Northeast, B.C.	Chetwynd and Tumbler Ridge headquarters	—	—	8,486	—
	Wolverine's Perry Creek
	Northeast, B.C.	Coal mines and land holdings	35,801	24	—	—
	Northeast, B.C.	Administrative headquarters & mine support facilities	—	—	—	44,737
	Brazion's Brule
	Northeast, B.C.	Coal mines and land holdings	28,434	—	—	—
	Brazion's Willow Creek
	Northeast, B.C.	Coal mines and land holdings	49,992	263	—	—
	Northeast, B.C.	Administrative headquarters & mine support facilities	—	—	—	9,250
	U.K. Operations:
	Energybuild
	South Wales, U.K	Administrative headquarters & mine support facilities	—	—	34,339	61,498
	South Wales, U.K	Coal mines and land holdings	7,549	—	—	—
	South Wales, U.K	Real estate	247	—	—	—
Other	Other:
	Birmingham, AL	Executive headquarters & corporate support facilities	—	—	49,200	—
	Calgary, A.B	Administrative headquarters	—	—	1,174	—
	Vancouver, B.C	Administrative headquarters	—	—	5,036	—
As of December 31, 2014, we had estimated reserves totaling 392.7 million metric tons, of which 212.4 million tons, or 54%, are "assigned" recoverable reserves that are either currently being mined, are controlled and accessible from a currently active mine, or located at idled facilities where limited capital expenditures would be required to initiate operations when conditions warrant. The remaining 180.3 million tons are classified as "unassigned," representing coal at currently non-producing locations which we anticipate mining in the future, but would require additional development capital before operations could begin.

Our reserve estimates are predicated on engineering, economic and geological data assembled and analyzed by our internal engineers, geologists and finance associates, as well as third party consultants. Annually, we update our reserve estimates to reflect past coal production, new drilling information and other geological or mining data, and acquisitions or sales of coal properties.

The following table provides the location and coal reserves associated with each mine or potential mine as of December 31, 2014:
ESTIMATED RECOVERABLE COAL RESERVES
AS OF DECEMBER 31, 2014
(In Thousands of Metric Tons)

					Recoverable Reserves(1)			Reserve Control(4)
		Status of Operation(5)		Assigned/ Unassigned(3)
Location/Mine	Type(8)		Coal Bed		Reserves(1)	Proven(2)	Probable(2)	Owned	Leased
Alabama:
Jim Walter Resources, Inc.
No. 4 (10)	U	Production	Mary Lee	Assigned	46,440	45,105	1,335	—	46,440
No. 7 (10)	U	Production	Mary Lee	Assigned	67,591	60,421	7,170	6,761	60,830
Blue Creek Energy, Inc.
Blue Creek No. 1	U	Exploration	Mary Lee	Unassigned	74,882	71,789	3,093	—	74,882
Tuscaloosa Resources, Inc.
Carter/Swann's Crossing	S	Idled	Brookwood	Assigned	2,804	2,804	—	2,804	—
Panther 3	S	Idled	Brookwood	Assigned	262	262	—	262	—
Taft Coal Sales & Associates
Choctaw	S	Production	Pratt	Assigned	308	308	—	—	308
Gayosa South	S	Development	Pratt	Assigned	353	353	—	—	353
Robbins Road	S	Development	Pratt	Assigned	1,225	1,225	—	—	1,225
Walter Minerals, Inc.
Beltona East	S	Development	Black Creek	Unassigned	1,013	1,013	—	1,013	—
Morris	S	Development	Mary Lee	Unassigned	4,125	4,125	—	2,145	1,980
Total Alabama					199,003	187,405	11,598	12,985	186,018
West Virginia:
Atlantic Leasco
Gauley Eagle (9)	U	Idled	Allegheny, Kanawha	Assigned	7,102	6,267	835	—	7,102
Gauley Eagle (9)	S	Idled	Allegheny, Kanawha	Assigned	6,619	5,908	711	—	6,619
Maple Coal Company
Eagle	U	Production	Allegheny, Kanawha	Assigned	9,427	7,027	2,400	—	9,427
Peerless	U	Exploration	Allegheny, Kanawha	Unassigned	6,406	4,769	1,637	—	6,406
Powellton	U	Exploration	Allegheny, Kanawha	Unassigned	2,555	2,530	25	—	2,555
Maple	S	Production	Allegheny, Kanawha	Assigned	12,685	11,692	993	—	12,685
Total West Virginia					44,794	38,193	6,601	—	44,794
Northeast B.C., Canada:
Walter Canada
Wolverine's Perry Creek	S	Idled	Gates	Assigned	8,827	8,827	—	—	8,827
Wolverine's Mt. Spieker (EB)	S	Development	Gates	Unassigned	14,749	12,404	2,345	—	14,749
Wolverine's Hermann	S	Development	Gates	Unassigned	9,075	6,775	2,300	—	9,075
Brazion's Brule	S	Idled	Gething	Assigned	16,645	16,645	—	—	16,645
Brazion's Willow Creek	S	Idled	Gething	Assigned	16,645	15,365	1,280	—	16,645
Brazion's Willow South	S	Exploration	Gething	Unassigned	14,252	7,186	7,066	—	14,252
Brazion's Hudette	S	Exploration	Gething	Unassigned	24,658	24,193	465	—	24,658
Belcourt Saxon(6)	S	Exploration	Gates	Unassigned	28,523	28,273	250	—	28,523
Total Canada					133,374	119,668	13,706	—	133,374
South Wales, U.K.:
Energybuild's Aberpergwm	U	Development	9' & 18'(7)	Assigned	15,481	13,220	2,261	—	15,481
Total Walter Energy					392,652	358,486	34,166	12,985	379,667
_______________________________________________________________________________

(1)
Reserves are that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law.

(2)
Reserves are further categorized as Proven (Measured) and Probable (Indicated) as defined by Securities and Exchange Commission Industry Guide 7 as follows: Proven (Measured) Reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites of inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable (Indicated) Reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are father apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

(7)	South Wales Coal Basin—Lower Coal Measures (Geological formation name)

(8)	Type of Mine: U = Underground; S = Surface

(9)	These operations are classified as assets and liabilities held for sale as of December 31, 2014. See Note 4 within the "Notes to Consolidated Financial Statements" included herein.

(10)
In January 2015, the Company entered into a lease agreement which increased the recoverable reserves for Alabama Mines No. 4 and 7 by 0.5 million and 13.4 million metric tons, respectively. The additional reserves are not included in the table above.

Note: Also see Glossary for definitions of technical terms

The following table provides a summary of the quality of our reserves as of December 31, 2014:
ESTIMATED RECOVERABLE COAL RESERVES (Continued)
AS OF DECEMBER 31, 2014
(In Thousands of Metric Tons)

			Quality (Wet Basis)(3)			Average Coal Seam Thickness	Date Mine:
Location/Mine	Reserves	Type(1)	% Ash	% Sulfur	BTU/lb.	(in Feet)	Acquired/ Opened	Ceased/Idled
Alabama:
Jim Walter Resources, Inc.
No. 4	46,440	M	9.00	0.80	13,909	4.84	1976	N/A
No. 7	67,591	M	9.00	0.75	13,952	4.13	1978	N/A
Blue Creek Energy, Inc.
Blue Creek No. 1	74,882	M	9.00	0.69	13,791	4.70	N/A	N/A
Tuscaloosa Resources, Inc.
Carter/Swann's Crossing	2,804	M/T	11.75	1.25	12,489	9.93	May-11	Jul-13
Panther 3	262	T	8.93	4.21	13,636	1.99	Aug-07	2008
Taft Coal Sales & Associates
Choctaw(2)	308	M/T	12.78	1.68	12,665	6.59	Sep-08	N/A
Gayosa South(2)	353	M/T	14.69	1.32	12,484	4.79	N/A	N/A
Robbins Road(2)	1,225	M/T	12.36	1.55	12,887	4.26	N/A	N/A
Walter Minerals, Inc.
Beltona East	1,013	M/T	7.79	2.58	14,162	4.88	N/A	N/A
Morris	4,125	T	21.81	1.73	12,367	5.25	N/A	N/A
Total Alabama	199,003
West Virginia:
Atlantic Leasco
Gauley Eagle underground (4)	7,102	M/T	7.45	1.04	12,944	3.80	Apr-11	Apr-12
Gauley Eagle surface (4)	6,619	M/T	12.22	1.09	12,450	18.56	Apr-11	May-12
Maple Coal Company
Eagle underground	9,427	M	6.21	0.87	13,643	4.14	Apr-11	N/A
Peerless underground	6,406	T	5.13	2.08	13,333	3.59	Apr-11	N/A
Powellton underground	2,555	M	5.87	0.80	13,275	3.05	Apr-11	N/A
Maple surface	12,685	M/T	12.98	0.85	11,800	33.59	Apr-11	N/A
Total West Virginia	44,794
Northeast B.C., Canada:
Walter Canada
Wolverine's Perry Creek	8,827	M	7.85	0.47	14,261	33.70	Apr-11	Apr-14
Wolverine's Mt. Spieker (EB)	14,749	M	8.72	0.49	14,116	39.80	Apr-11	N/A
Wolverine's Hermann	9,075	M	8.12	0.41	14,220	55.90	Apr-11	N/A
Brazion's Brule	16,645	P	7.43	0.51	14,242	36.80	Apr-11	June-14
Brazion's Willow Creek	16,645	M/P	7.50	0.58	14,500	32.50	Apr-11	June-14
Brazion's Willow South	14,252	P (2)	8.00	0.60	14,200	42.30	Apr-11	N/A
Brazion's Hudette	24,658	P (2)	8.00	0.60	14,250	55.30	Apr-11	N/A
Belcourt Saxon Properties	28,523	M	8.00	0.35	14,227	62.50	Apr-11	N/A
Total Canada	133,374
South Wales, U.K.:
Energybuild's Aberpergwm	15,481	M/T	5.80	0.80	14,428	9.29	Apr-11	N/A
Total Walter Energy	392,652
_______________________________________________________________________________

(1)	Coal Type: M—Metallurgical Hard Coking Coal; T—Thermal; P—Pulverized Coal Injection

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

(4)	These operations are classified as assets and liabilities held for sale as of December 31, 2014. See Note 4 within the "Notes to Consolidated Financial Statements" included herein.
Note: Also see Glossary for definitions of technical terms.

The following table provides a summary of information regarding our mining operations as of December 31, 2014:

						Preparation Plant
			Mining Equipment(2)	Transportation		Capacity (metric tons per hr)	Utilization %	Source of Power(5)
Location/Mine	Reserves	Type(1)		Rail	Other(3)
Alabama:
Jim Walter Resources, Inc
No. 4	46,440	U	LW,CM	CSX	T,B	1,180	92%	ALPCO
No. 7	67,591	U	LW,CM	CSX	T,B	2,180	90%	ALPCO
Blue Creek Energy, Inc.
Blue Creek No. 1	74,882	U	In exploration or development
Tuscaloosa Resources, Inc.
Carter/Swann's Crossing	2,804	S	E,L,T		T,B	N/A	N/A	ALPCO
Panther 3	262	S	E,L,T		T,B	N/A	N/A	ALPCO
Taft Coal Sales & Associates
Choctaw	308	S	D,E,L,T	NS	T	110	45%	ALPCO
Gayosa South	353	S	In exploration or development
Robbins Road	1,225	S	In exploration or development
Walter Minerals, Inc.
Beltona East	1,013	S	In exploration or development
Morris	4,125	S	In exploration or development
Total Alabama	199,003
West Virginia:
Atlantic Leasco
Gauley Eagle (6)	7,102	U	In exploration or development
Gauley Eagle (6)	6,619	S	E,L,T	CSX	T,B	N/A	N/A	Allegheny
Maple Coal Company
Eagle	9,427	U	CM		T,B	410	85%	AEP
Peerless	6,406	U	In exploration or development
Powellton	2,555	U	In exploration or development
Maple	12,685	S	E,L,T		T,B	N/A	N/A	AEP
Total West Virginia	44,794
Northeast B.C., Canada:
Walter Canada
Wolverine's Perry Creek	8,827	S	E,L,T	CN		N/A	N/A	BC Hydro
Wolverine's Mt. Spieker (EB)	14,749	S	In exploration or development
Wolverine's Hermann	9,075	S	In exploration or development
Brazion's Brule	16,645	S	E,L,T	CN	T	N/A	N/A	BC Hydro
Brazion's Willow Creek	16,645	S	E,L,T	CN		660	75%	BC Hydro
Brazion's Willow South	14,252	S	In exploration or development
Brazion's Hudette	24,658	S	In exploration or development
Belcourt Saxon	28,523	S	In exploration or development
Total Canada	133,374
South Wales, U.K.:
Energybuild's Aberpergwm	15,481	U	CM			450	N/A	E. ON
Total Walter Energy	392,652
_______________________________________________________________________________

(1)	Type of Mine: S = Surface; U = Underground

(2)	Mining Equipment D = Dragline; S = Shovel; E = Excavator; L = Loader; T = Trucks; LW = Longwall; CM = Continuous Miner

(3)	Transportation Other T = Trucks; B = Barge Loadout availability

(4)	Source of Power: ALPCO = Alabama Power Company; Allegheny = Allegheny Energy; AEP = American Electric Power; BC Hydro = BC Hydro and Power Authority; E.ON = E.ON Group

(5)	These operations are classified as assets and liabilities held for sale as of December 31, 2014. See Note 4 within the "Notes to Consolidated Financial Statements" included herein.
Note: Also see Glossary for definitions of technical terms.
Information provided within the previous tables concerning our properties has been prepared in accordance with applicable United States federal securities laws. All mineral reserve estimates have been prepared in accordance with SEC Industry Guide 7—Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations. We are also required to comply with the requirements of applicable Canadian securities law and, in particular, National Instrument 43-101—Standards of Disclosure for Mineral Projects ("NI 43-101") of the Canadian Securities Administrators which contains requirements and standards for mineral disclosure which differ from SEC Industry Guide 7. In this regard, we have previously filed technical reports with the Canadian Securities regulatory authorities in respect of certain of our properties to comply with the requirements of NI 43-101 and these filings are available at www.sedar.com. Investors resident in Canada should be aware that Canadian standards for mineral disclosure, including NI 43-101, differ significantly from the requirements of the SEC. Without limiting the generality of the foregoing, the requirements of NI 43-101 for identification of "mineral reserves" are not the same as those of the SEC and reserves reported in compliance with NI 43-101 may not qualify as "reserves" under SEC Industry Guide 7. Accordingly, information contained in this Annual Report on Form 10-K relating to descriptions of mineral reserves may not be comparable to similar information made public by Canadian companies subject to the reporting and disclosure requirements under NI 43-101.
Item 3.    Legal Proceedings
See the section entitled "Business-Environmental and Other Regulatory Matters" in Part I, "Item 1." and Note 16 of "Notes to Consolidated Financial Statements," which are incorporated herein by reference.
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

	Year ended December 31, 2014
	High	Low
1st Fiscal quarter	$16.43	$7.27
2nd Fiscal quarter	$8.35	$4.33
3rd Fiscal quarter	$6.69	$2.13
4th Fiscal quarter	$3.29	$1.34

	Year ended December 31, 2013
	High	Low
1st Fiscal quarter	$39.96	$28.03
2nd Fiscal quarter	$26.24	$10.04
3rd Fiscal quarter	$15.59	$10.09
4th Fiscal quarter	$18.98	$14.01
On January 27, 2015, we suspended our quarterly dividend on our Common Stock. During the year ended December 31, 2014, we declared and paid dividends of $0.01 per share to shareholders of record on each of February 20, May 12, August 11 and November 10. During the year ended December 31, 2013, we declared and paid dividends of $0.125 per share to shareholders of record on each of February 20 and May 10 and $0.01 per share to shareholders of record on each of August 6 and November 8. Covenants contained in certain of the debt instruments referred to in Note 13 of "Notes to Consolidated Financial Statements" may restrict the amount the Company can pay in cash dividends. Future dividends, if any, will be declared at the discretion of the Board of Directors and will depend on our future earnings, financial condition and other factors affecting dividend policy. See also "Item 1A. Risk Factors" in Part I. As of December 31, 2014, there were 488 shareholders of record of our Common Stock.

The following graph shows changes over the past five-year period based on the value of $100 invested in (1) Walter Energy's Common Stock; (2) the Russell 3000 Stock Index; and (3) the Dow Jones U.S. Coal Index. The values of each investment are based on price change plus reinvestment of all dividends reported to shareholders. The information below is being furnished pursuant to Regulation S-K, Item 201(e) (Performance Graph).

	2009	2010	2011	2012	2013	2014
Walter Energy, Inc.	100.0	169.8	80.4	47.6	22.1	1.8
Russell 3000 Stock Index	100.0	114.8	113.7	129.6	169.7	187.4
Dow Jones U.S. Coal Index	100.0	133.3	70.6	49.3	42.3	28.2

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2014:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2014 Long-term Incentive Award Plan	429,097	$7.64	4,024,649
2002 Long-term Incentive Award Plan	1,651,595	$29.13	342,311
1995 Long-term Incentive Stock Plan	2,574	$17.89	—
1996 Employee Stock Purchase Plan	—	—	305,967
_______________________________________________________________________________

(1) The number of securities to be issued represents 1,255,741outstanding stock options, 623,685 outstanding restricted stock units and 203,840 outstanding performance-based share units.

(2) The weighted-average exercise price does not take into account restricted stock units or performance-based share units, which do not have an exercise price.
Purchase of Equity Securities by the Company and Affiliated Purchasers
We did not purchase any of our equity securities during the fourth quarter of 2014.

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

	Years ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011(1)	2010
Revenues	$1,407,345	$1,860,631	$2,399,895	$2,571,358	$1,587,730
Income (loss) from continuing operations(2)(3)	$(470,568)	$(359,003)	$(1,065,555)	$363,598	$389,425
Basic income (loss) per share from continuing operations	$(7.10)	$(5.74)	$(17.04)	$6.03	$7.32
Number of shares used in calculation of basic income (loss) per share from continuing operations	66,300	62,564	62,536	60,257	53,179
Diluted income (loss) per share from continuing operations	$(7.10)	$(5.74)	$(17.04)	$6.00	$7.25
Number of shares used in calculation of diluted income (loss) per share from continuing operations	66,300	62,564	62,536	60,611	53,700
Capital expenditures	$92,999	$153,896	$391,512	$414,566	$157,476
Net minerals, property, plant and equipment(4)	$4,303,098	$4,542,554	$4,697,688	$4,687,591	$790,001
Total assets(5)	$5,386,129	$5,590,860	$5,768,420	$6,856,508	$1,651,853
Debt:
2011 term loan A	$—	$406,566	$756,974	$894,837	$—
2011 term loan B	$978,178	$978,178	$1,127,770	$1,333,163	$—
Revolving credit facility	$—	$—	$—	$10,000	$—
2005 Walter term loan	$—	$—	$—	$—	$136,062
9.50% senior secured notes	$970,000	$450,000	$—	$—	$—
11.00% / 12.00% senior secured PIK toggle notes	$350,000	$—	$—	$—	$—
9.875% senior notes	$388,000	$500,000	$500,000	$—	$—
8.50% senior notes	$450,000	$450,000	$—	$—	$—
Other debt (6)	$18,085	$14,876	$34,911	$87,715	$32,411
Debt discount, net	$(18,293)	$(20,788)	$(3,490)	$—	$—
Annual cash dividend per common share	$0.04	$0.27	$0.50	$0.50	$0.50
_______________________________________________________________________________

(1)
On April 1, 2011, the Company completed the acquisition of all the outstanding common shares of Western Coal. The financial statements include the results of operations of Western Coal since April 1, 2011.

(2)
Income (loss) from continuing operations for fiscal years 2014 through 2012 includes restructuring and asset impairment charges and fiscal years 2014 through 2011 includes gains (losses) on extinguishment of debt. See Notes 2, 4, and 13 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(3)	Income (loss) from continuing operations in 2012 also includes goodwill impairment charges. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(4)
Net minerals, property, plant and equipment as of December 31, 2011 included the mineral interests of $3.1 billion and property, plant and equipment of $554.2 million acquired in the Western Coal acquisition.

(5)	Total assets as of December 31, 2011 included $1.1 billion of goodwill from the acquisition of Western Coal.

(6)	Includes capital lease obligations and equipment financing agreements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.
OVERVIEW
We are a leading producer and exporter of metallurgical coal for the global steel industry from underground and surface mines with mineral reserves located in the United States, Canada and the United Kingdom. We also extract, process, market and/or possess mineral reserves of thermal coal and anthracite coal, as well as produce metallurgical coke and coal bed methane gas. As of December 31, 2014, we had approximately 392.7 million metric tons of recoverable reserves throughout the world.
We currently operate five active coal mines, a coke plant and a coal bed methane extraction operation located in Alabama and West Virginia. We have idled our mines in Northeast British Columbia in Canada and curtailed our mines in South Wales in the U.K. We operate our business through the U.S. Operations and the Canadian and U.K. Operations principal business segments. The U.S. Operations segment includes the operations of our underground mines, surface mines, coke plant and natural gas operations located in Alabama and our underground and surface mining operations located in West Virginia. Our U.S. Operations are estimated to have approximately 243.8 million metric tons of recoverable reserves.
The Canadian and U.K. Operations segment includes surface mines in Northeast British Columbia (Canada) and an underground development mine in South Wales (U.K.). The Canadian mining operations consist of three metallurgical coal surface mines in Northeast British Columbia (the Wolverine Mine, the Brule Mine, and the Willow Creek Mine). The Wolverine Mine was idled in April 2014 and the Brazion operations (which include the Company's Brule and Willow Creek mines) were idled in June 2014. The Company will continue to operate the preparation plant at the Willow Creek Mine to complete the processing of coal inventory that has already been mined. The Canadian mining operations are estimated to have approximately 133.4 million metric tons of recoverable reserves.
Our U.K. mining operation consists of an underground development mine located in South Wales that produces anthracite coal, which can be sold as a low-volatile PCI coal. Our U.K. mining operations are estimated to have approximately 15.5 million metric tons of recoverable reserves.
The type and quantity of tons sold for 2014, 2013 and 2012 is shown in the table below:

	Metallurgical Coal Sales		Thermal Coal Sales
(in millions)	Tons	% of Total Sales Volume	Tons	% of Total Sales Volume
2014	9.7	91%	1.0	9%
2013	10.9	86%	1.7	14%
2012	10.4	76%	3.3	24%
_______________________________________________________________________________
Our sales of metallurgical coal, which generally sell at a premium over our thermal coal, were made primarily to steel companies located in Europe, Asia and South America, and our sales of thermal coal were made primarily to large utilities and industrial customers located primarily throughout Alabama, West Virginia, and the U.K. Approximately 76%, 83% and 78% of our total sales revenues in 2014, 2013 and 2012, respectively, were derived from sales made to customers outside of the United States, primarily in Japan, Brazil, Germany, and Turkey.
Although 2014 was a difficult year, we produced a total of 9.3 million metric tons of metallurgical coal, a 20.2% decrease as compared to 2013 metallurgical coal production of 11.6 million metric tons, primarily due to the idling of the Canadian operations in the current year. We sold 9.7 million metric tons of metallurgical coal in 2014, a decrease of 11.6% from 10.9 million metric tons sold in 2013. We also achieved revenues of $1.4 billion, a decrease of 24.4% compared with $1.9 billion in 2013, while our average selling price for metallurgical coal decreased 18.7% to $115.27 per metric ton in 2014 from $141.78 in 2013.
INDUSTRY OVERVIEW AND OUTLOOK
The global metallurgical coal market remains challenged and has shown no meaningful improvement over the last several quarters due to continued excess supply and decelerating growth of steel demand in China. The metallurgical coal benchmark price for the first quarter of 2015 settled at $117 per metric ton which is a decrease from the fourth quarter of 2014 benchmark price of $119 per metric ton and represents a $26 per metric ton decrease from the first quarter 2013 benchmark price of $143 per metric ton.
According to the World Steel Association ("WSA"), world crude steel production increased 1.2% in 2014 as compared with 2013. In 2014, the Middle East, which is the smallest region for crude steel production increased steel production approximately 8%. In Europe, steel production grew by approximately 1.7%, reflecting a strong first half of the year but a slower second half of the year. France's steel production increased approximately 3% and production in the U.K. increased approximately 2%. China's crude steel production increased approximately 1%. Elsewhere in Asia, South Korea's steel production increased approximately 8% as South Korea's economy continues to grow at a steady pace. Steel production in India increased approximately 2%. The growth in India is being driven primarily by five blast furnace expansion projects which are expected to be completed over the next two years.
Global metallurgical coal demand is projected to continue to grow modestly with an expected increase in global steel production. The World Steel Association short range outlook released on October 6, 2014 forecasts that global steel use in 2015 will grow by 2.0%. On the global metallurgical coal production side, there were production cuts of approximately 25 to 30 million tons announced in 2014, the majority of which were in the U.S. and Canada. We believe these factors reflect positive trends in both supply and demand. Although demand for our products has been good, there still remains an excess of metallurgical coal in the market. At current prices, we believe a significant portion of global metallurgical coal production remains uneconomic and, if the current prices were to continue, additional idling would be expected.
While uncertainty exists in certain regions globally, including China, demand for our premium metallurgical coal products in core markets has remained steady and we believe the long-term demand for our metallurgical coal within all of our markets will increase as industry projections indicate that global steelmaking will continue to require increasing amounts of high quality metallurgical coal. As such, we are focused on the long-term metallurgical coal market. We remain committed to aggressively controlling costs, improving operating performance and productivity, reducing expenses and increasing liquidity. Although we have responded to the deterioration in market conditions by curtailing, and in some cases idling, higher-cost and lower-quality coal mines, which include our Canadian operations, we have the capability to increase our metallurgical coal production when the market rebounds to take advantage of potential opportunities in this highly volatile market.
We expect our full year 2015 target metallurgical coal production volumes to be between 8.0 million and 8.5 million metric tons and metallurgical coal sales volumes to be between 8.5 million and 9.0 million metric tons.
RESULTS OF CONTINUING OPERATIONS
2014 Summary Operating Results

(in thousands)	For the Year Ended December 31, 2014
	U.S. Operations	Canadian and U.K Operations	Other	Total
Sales	$1,154,630	$219,555	$237	$1,374,422
Miscellaneous income	11,596	18,029	3,298	32,923
Revenues	1,166,226	237,584	3,535	1,407,345
Cost of sales (exclusive of depreciation and depletion)	978,911	288,235	(389)	1,266,757
Depreciation and depletion	150,701	109,368	2,456	262,525
Selling, general and administrative	46,747	18,440	6,828	72,015
Other postretirement benefits	55,653	—	(177)	55,476
Restructuring and asset impairments	52,223	4,721	564	57,508
Operating loss	$(118,009)	$(183,180)	$(5,747)	(306,936)
Interest expense, net				(295,903)
Gain on extinguishment of debt				33,673
Other income				646
Income tax benefit				97,952
Loss from continuing operations				$(470,568)

(in thousands)	For the Year Ended December 31, 2013
	U.S. Operations	Canadian and U.K Operations	Other	Total
Sales	$1,321,538	$514,587	$218	$1,836,343
Miscellaneous income	9,770	13,402	1,116	24,288
Revenues	1,331,308	527,989	1,334	1,860,631
Cost of sales (exclusive of depreciation and depletion)	1,002,701	555,134	470	1,558,305
Depreciation and depletion	167,668	141,696	2,150	311,514
Selling, general and administrative	51,213	30,222	18,559	99,994
Other postretirement benefits	59,118	—	(218)	58,900
Restructuring and asset impairments	(7,763)	10,646	—	2,883
Operating income (loss)	$58,371	$(209,709)	$(19,627)	(170,965)
Interest expense, net				(221,583)
Loss on extinguishment of debt				(6,875)
Other loss				(1,418)
Income tax benefit				41,838
Loss from continuing operations				$(359,003)

(in thousands)	Increase (Decrease) for the Year Ended December 31, 2014
	U.S. Operations	Canadian and U.K Operations	Other	Total
Sales	$(166,908)	$(295,032)	$19	$(461,921)
Miscellaneous income	1,826	4,627	2,182	8,635
Revenues	(165,082)	(290,405)	2,201	(453,286)
Cost of sales (exclusive of depreciation and depletion)	(23,790)	(266,899)	(859)	(291,548)
Depreciation and depletion	(16,967)	(32,328)	306	(48,989)
Selling, general and administrative	(4,466)	(11,782)	(11,731)	(27,979)
Other postretirement benefits	(3,465)	—	41	(3,424)
Restructuring and asset impairments	59,986	(5,925)	564	54,625
Operating income (loss)	$(176,380)	$26,529	$13,880	(135,971)
Interest expense, net				(74,320)
Gain on extinguishment of debt				40,548
Other loss				2,064
Income tax benefit				56,114
Loss from continuing operations				$(111,565)
Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013
Overview of Consolidated Financial Results of Continuing Operations
Our loss from continuing operations for the year ended December 31, 2014 was $470.6 million, or $7.10 per diluted share, which compares to a loss of $359.0 million, or $5.74 per diluted share for the year ended December 31, 2013.
Total sales decreased $461.9 million, or 25.2%, for the year ended December 31, 2014 compared to the prior period. The decrease in total sales was attributable to decreases of $256.4 million due to lower average selling prices per metric ton of metallurgical coal sold, $179.6 million due to decreased sales volumes of metallurgical coal and $42.2 million was due to lower sales volumes of thermal coal partially offset by an increase in thermal coal selling prices. The decrease in metallurgical coal metric tons sold is primarily due to the idling of the Canadian operations in the second quarter of 2014 and the decrease in thermal coal metric tons sold is primarily due to the closure of the North River Mine in the fourth quarter of 2013 as the mining of all economically recoverable reserves at this mine was completed. These decreases in revenues were offset partially by increases of $14.5 million in sales of the Company's metallurgical coke and coal bed methane gas.
Cost of sales, exclusive of depreciation and depletion, decreased $291.5 million to $1.3 billion in 2014 as compared with $1.6 billion in 2013. This decrease was attributable to decreases of $147.6 million due to lower sales volumes of metallurgical coal, $146.4 million due to lower average cash cost of sales per metric ton of metallurgical coal sold and a net decrease of $40.5 million was due lower sales volumes of thermal coal offset partially by an increase in the average cash cost of sales per ton of thermal coal sold. These decreases also were offset by an increase in cost of sales of $28.7 million attributable to the idling of the Canadian operations, of which $19.1 million related to idle mine costs and $9.6 million related to transportation take-or-pay charges. The decreases in metallurgical and thermal coal metric tons sold was primarily due to idling the Canadian operations in the second quarter of 2014 while the decreases in average cash cost of sales per metric ton of metallurgical coal was due to our cost containment and restructuring initiatives. These decreases in cost of sales were offset partially by an increase in cost of sales due to adjustments of the workers compensation and pneumoconiosis ("black lung") liabilities.
Consolidated gross margin percentage, calculated as consolidated revenues less consolidated cost of coal sales, exclusive of depreciation and depletion, divided by consolidated revenues, was 10.0% for the year ended December 31, 2014 compared with 16.2% in the prior year. The consolidated gross margin percentage for our U.S. Operations and Canadian and U.K. Operations was 16.1% and (21.3)%, respectively, for the year ended December 31, 2014 compared with 24.7% and (5.1)%, respectively, in the prior year. The decrease in margins within our U.S. Operations and Canadian and U.K. Operations segments primarily reflects the reduced average selling price of metallurgical coal and the costs of idling the Canadian operations. We will continue to monitor margins within all of our operations and will continue to idle operations that are not economic under current conditions.
Depreciation and depletion expense in 2014 decreased $49.0 million to $262.5 million as compared to $311.5 million in 2013 primarily due decreased depletion expense due to the idling of the Canadian operations in 2014 and the closure of the North River Mine in 2013, combined with a planned reduction in capital expenditures in 2014 compared to the prior year. These decreases in depreciation and depletion are offset partially by an increase of $18.9 million in non-cash lower of cost or market charges from $36.5 million in 2013 to $55.4 million in 2014.
Selling, general & administrative expense includes costs for corporate and administrative functions not directly assignable to an individual operation. Selling, general & administrative expense for the year ended December 31, 2014 decreased $28.0 million, or approximately 28.0% to $72.0 million, as compared with $100.0 million in 2013. The decrease was primarily attributable to our cost containment initiatives and due to 2013 including charges associated with the proxy challenge.
Restructuring and asset impairments increased $54.6 million to $57.5 million in 2014 as compared with $2.9 million in 2013. Restructuring and asset impairments in 2014 are comprised of a $28.5 million charge to reduce the carrying value of the Gauley Eagle assets and liabilities to their fair value less costs to sell, $23.1 million related to the sale of the Blue Creek Coal Terminal, and restructuring charges of $5.9 million primarily incurred in connection with the idling of the Canadian operations. Restructuring and asset impairments in 2013 are comprised of charges of $9.3 million related to the accelerated closure of the North River Mine and $10.7 million of costs related to the curtailment of the Willow Creek mine, offset by a gain of $17.0 million due to the release of a below market contract liability that was acquired through the acquisition of the North River mine.
Interest expense, net, was $295.9 million in 2014, representing an increase of $74.3 million compared with $221.6 million in 2013. The increase was primarily due to the issuance of additional senior notes combined with an increase in the effective interest rates on outstanding debt obligations due to amendments to the 2011 Credit Agreement.
The gain on extinguishment of debt for 2014 includes a net gain of $54.1 million upon the extinguishment of $112.0 million of the 9.875% Senior Notes due 2020 in exchange for shares of our common stock and cash offset partially by a loss of $20.4 million on accelerated amortization of debt issuance costs in connection with the Eighth Amendment to the 2011 Credit Agreement and the refinancing of term loan A debt through the issuance of senior notes in March 2014. The loss on extinguishment of debt of $6.9 million in the prior year period represents accelerated amortization associated with the refinancing of term loan A and B debt through the issuance of senior notes.
The Company recognized an income tax benefit of $98.0 million for the year ended December 31, 2014, compared with an income tax benefit of $41.8 million for the year ended December 31, 2013. The income tax benefit for both years primarily relates to operating losses of the Canadian and U.K. operations as tax benefits are not considered realizable for losses of the U.S. operations. In addition, the 2013 income tax expense (benefit) includes a $111.2 million charge to establish a valuation allowance for certain deferred tax assets recorded in prior years. See Note 10 of "Notes to Consolidated Financial Statements" included in this Form 10-K.
The current and prior year results also included the effect of the factors discussed in the following segment analysis.

Segment Analysis
U.S. Operations
Metallurgical coal sales totaled 7.8 million metric tons in 2014, an increase of 9.6% as compared to 7.1 million metric tons during 2013. The average selling price of metallurgical coal in 2014 was $115.51 per metric ton, representing a $29.38 decrease as compared to an average selling price of $144.89 per metric ton in 2013. The decrease in the average selling price of metallurgical coal continues to reflect the pricing pressure experienced in the metallurgical coal market due to oversupply. Metallurgical coal production totaled 7.7 million metric tons in 2014, representing a decrease of 4.0% as compared to 8.0 million metric tons in 2013, primarily due to decreased production at our Alabama underground and surface mines. Our average cash cost of sales per metric ton of metallurgical coal sold for 2014 was $94.56, representing a decrease of $7.80, or 7.6%, from the $102.36 average cash cost of sales per ton sold during the same period in the prior year. The decrease in average cash cost of sales per metric ton was primarily due to continued improvements in our cost performance within the operations.
Thermal coal sales totaled 0.9 million metric tons in 2014, representing a decrease of approximately 0.8 million metric tons, or 48.5%, as compared to 1.7 million metric tons during 2013. The decrease was primarily due to the closure of the Alabama North River Mine in the fourth quarter of 2013 as the mining of all economically recoverable reserves at this mine was completed. The average selling price of thermal coal in 2014 was $68.06 per metric ton, an increase of 6.7% from the average selling price of $63.80 per metric ton in 2013. Thermal coal production totaled 0.6 million metric tons in 2014, as compared to 1.9 million metric tons in 2013. The average cash cost of sales per metric ton of thermal coal sold for 2014 was $79.76 per metric ton compared with $68.23 per metric ton for the same period in 2013.
Statistics for U.S. Operations are presented in the following table:

	For the years ended December 31,
	2014	2013
Metallurgical Coal (in thousands)
Tons sold	7,826	7,143
Tons produced	7,723	8,041
Average selling price (per metric ton)	$115.51	$144.89
Average cash cost of sales (per metric ton)	$94.56	$102.36
Average cash cost of production (per metric ton)	$67.75	$66.94

Thermal Coal (in thousands)
Tons sold	887	1,722
Tons produced	621	1,916
Average selling price (per metric ton)	$68.06	$63.80
Average cash cost of sales (per metric ton)	$79.76	$68.23
Average cash cost of production (per metric ton)	$52.91	$51.75

Our U.S. Operations segment reported sales of $1.2 billion in 2014, representing a decrease of $166.9 million from $1.3 billion in 2013. The decrease in sales was primarily attributable to a decrease of $229.9 million due to lower average selling prices per metric ton of metallurgical coal sold and a decrease of $53.3 million was due to lower sales volumes of thermal coal, offset partially by an increase in sales of $99.0 million due to increased sales volumes of metallurgical coal and $14.5 million due to increased sales in our metallurgical coke and coal bed methane gas operations.
Cost of sales, exclusive of depreciation and depletion, decreased $23.8 million to $978.9 million during the year ended December 31, 2014 as compared to $1.0 billion in 2013. The decrease in cost of sales, exclusive of depreciation and depletion, was due to a decrease of $57.0 million due to lower sales volumes of thermal coal and a decrease of $61.0 million due to lower average cash cost of sales per metric ton of metallurgical coal sold. These decreases were partially offset by an increase of $69.9 million due to increased sales volumes of metallurgical coal and an increase of $10.2 million due to higher average cash cost of sales per metric ton of thermal coal sold. These decreases in cost of sales were offset partially by an increase in cost of sales due to adjustments of the workers compensation and pneumoconiosis ("black lung") liabilities. The decrease in average cash cost of sales per metric ton was primarily due to continued improvements in our cost performance within the operations. The decrease in thermal coal sales volume is due to the closure of the Alabama North River Mine in the fourth quarter of 2013 as the mining of all economically recoverable reserves at this mine was completed.

Our U.S. Operations consolidated metallurgical coal margin per ton, calculated as average consolidated metallurgical coal selling price per metric ton less average consolidated metallurgical coal cash cost of sales per metric ton, was $20.95 and $42.53, in 2014 and 2013, respectively. While margins within our U.S. Operations have decreased in the short-term, we believe the long-term demand for our metallurgical coal will increase as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal. At current prices, we believe a significant portion of global metallurgical coal production is uneconomic and, if the current prices were to continue, additional idling would be expected. We will continue to monitor the margins within our U.S. Operations and will idle operations that are not economic.
Depreciation and depletion expense in 2014 decreased $17.0 million to $150.7 million as compared to $167.7 million in 2013 primarily due to the closure of the North River Mine in the fourth quarter of 2013 combined with a planned reduction in capital expenditures in 2014 compared to the prior year.
The U.S. Operations reported restructuring and asset impairment charges of $52.2 million in 2014, which is comprised of $28.5 million to reduce the carrying value of the Gauley Eagle assets and liabilities to their fair value less costs to sell, $23.1 million related to the sale of the Blue Creek Coal Terminal and $0.6 million of which related to restructuring charges. The restructuring and asset impairment benefit of $7.8 million in 2013 was comprised of asset impairment charges of $9.3 million related to the accelerated closure of the North River Mine, offset by a gain of $17.0 million due to the release of a below market contract liability that was acquired through the acquisition of the North River mine.
U.S. Operations reported an operating loss of $118.0 million in 2014, as compared with operating income of $58.4 million in 2013. The decrease in operating income was primarily due to a decrease in revenues as a result of lower global metallurgical coal pricing, lower thermal coal tons sold due to closure of the North River Mine and restructuring and asset impairment charges of $52.2 million.
Canadian and U.K. Operations
Metallurgical coal sales for the year ended December 31, 2014 consisted of 657 thousand metric tons of hard coking coal at an average selling price of $125.19 per metric ton and 1.2 million metric tons of low-volatile PCI coal at an average selling price of $108.22 per metric ton. Metallurgical coal sales for the year ended December 31, 2013 consisted of 1.8 million metric tons of hard coking coal at an average selling price of $144.45 per metric ton and 2.0 million metric tons of low-volatile PCI coal at an average selling price of $127.91 per metric ton. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflects the global oversupply of metallurgical coal. The average cash cost of sales per metric ton of hard coking coal sold for the year ended December 31, 2014 was $138.41 per metric ton, representing a decrease of $14.97, or 9.8%, from the average cash cost of sales per ton of hard coking coal sold during the year ended December 31, 2013 of $153.38 per metric ton. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the year ended December 31, 2014 was $123.67 per metric ton, representing a decrease of $9.67, or 7.3%, from the average cash cost of sales per ton of coal sold during the year ended December 31, 2013 of $133.34 per metric ton. The decreases in average cash cost of sales per ton primarily reflect the company-wide improvement in cost performance.
Our Canadian and U.K. Operations segment produced a total of 563 thousand metric tons of hard coking coal and 1.0 million metric tons of low-volatile PCI coal in the year ended December 31, 2014. During the year ended December 31, 2013, the segment produced 1.7 million metric tons of hard coking coal and 1.9 million metric tons of low-volatile PCI. The decrease in hard coking coal production is primarily due to the idling of the Wolverine and Willow Creek Mines in the second quarter of 2014 and the decrease in low-volatile PCI coal is due to the idling of the Brule Mine in June 2014.

Statistics for Canadian and U.K. Operations are presented in the following table:

	For the years ended December 31,
	2014	2013
Metallurgical Coal (in thousands)
Tons sold	1,845	3,795
Tons produced	1,564	3,600
Average selling price (per metric ton)	$114.27	$135.93
Average cash cost of sales (per metric ton)	$130.14	$143.06
Average cash cost of production (per metric ton)	$90.44	$103.00

Hard Coking Coal (in thousands)
Tons sold	657	1,840
Tons produced	563	1,739
Average selling price (per metric ton)	$125.19	$144.45
Average cash cost of sales (per metric ton)	$138.41	$153.38
Average cost of production (per metric ton)	$92.08	$115.46

Low-volatile PCI Coal (in thousands)
Tons sold	1,188	1,955
Tons produced	1,001	1,861
Average selling price (per metric ton)	$108.22	$127.91
Average cash cost of sales (per metric ton)	$123.67	$133.34
Average cost of production (per metric ton)	$89.12	$91.36

Thermal Coal (in thousands)
Tons sold	76	22
Tons produced	27	70
Average selling price (per metric ton)	$122.95	$90.50
Average cash cost of sales (per metric ton)	$193.71	$390.24
Average cash cost of production (per metric ton)	$360.09	$98.34

Our Canadian and U.K. Operations segment reported sales of $219.6 million in 2014, representing a decrease of $295.0 million from 2013 reported sales of $514.6 million. The decrease in sales was attributable to decreases of $265.1 million due to lower sales volumes of metallurgical coal and $40.0 million was due to lower average selling prices per metric ton of metallurgical coal sold, partially offset by an increase of $7.4 million due to increased sales volumes of thermal coal combined with an increase in the average selling price per metric ton of thermal coal sold. The decrease in metallurgical tons sold is primarily due to the previously mentioned idling of the Canadian operations while the decrease in the average selling price per metric ton of metallurgical coal is due to the global oversupply of metallurgical coal and the resulting downward pressure on pricing.
Cost of sales, exclusive of depreciation and depletion, decreased $266.9 million to $288.2 million during the year ended December 31, 2014 as compared with $555.1 million for the year ended December 31, 2013. This decrease was attributable to decreases of $279.0 million due to lower metallurgical coal sales volumes and $23.8 million was due to lower average cash cost of sales per metric ton of metallurgical coal sold. These decreases were partially offset by an increase of $28.7 million due to idling the Canadian operations, of which $19.1 million related to idle mine costs and $9.6 million related to transportation take-or-pay charges.
Our Canada and U.K. Operations consolidated metallurgical coal margin per metric ton, calculated as average consolidated metallurgical coal selling price per metric ton less average consolidated cost of metallurgical coal sales per metric ton, was $(15.87) and $(7.13), for 2014 and 2013, respectively. Margins within our Canadian and U.K. Operations remain under pressure. As a result, we decided to idle the Canadian operations in the second quarter of 2014. We believe the long-term demand for hard-coking and low-volatile PCI coal within our Canadian and U.K. Operations will increase as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal.
Depreciation and depletion expense in 2014 decreased $32.3 million to $109.4 million as compared to $141.7 million in 2013 primarily due lower production due to idling the Canadian operations in the second quarter of 2014 combined with a planned reduction in capital expenditures in 2014 compared to the prior year. These decreases were offset by an increase of $8.3 million in depreciation and depletion expense due to lower of cost or market charges of $44.8 million in 2014 compared with $36.5 million in 2013.
The Canadian and U.K. Operations reported restructuring and asset impairment charges of $4.7 million in 2014 which was incurred in connection with the idling of the Canadian operations in the second quarter of 2014. Restructuring and asset impairment charges of $10.7 million in 2013 were incurred in connection with curtailment of operations at our Willow Creek Mine.
Our Canadian and U.K. Operations segment reported an operating loss of $183.2 million for the year ended December 31, 2014 as compared to an operating loss of $209.7 million for the year ended December 31, 2013. The decrease in the operating loss is primarily due to the idling of these operations in the second quarter of 2014.
2013 Summary Operating Results

(in thousands)	For the Year Ended December 31, 2013
	U.S. Operations	Canadian and U.K Operations	Other	Total
Sales	$1,321,538	$514,587	$218	$1,836,343
Miscellaneous income	9,770	13,402	1,116	24,288
Revenues	1,331,308	527,989	1,334	1,860,631
Cost of sales (exclusive of depreciation and depletion)	1,002,701	555,134	470	1,558,305
Depreciation and depletion	167,668	141,696	2,150	311,514
Selling, general and administrative	51,213	30,222	18,559	99,994
Other postretirement benefits	59,118	—	(218)	58,900
Restructuring and asset impairments	(7,763)	10,646	—	2,883
Operating income (loss)	$58,371	$(209,709)	$(19,627)	(170,965)
Interest expense, net				(221,583)
Loss on extinguishment of debt				(6,875)
Other loss				(1,418)
Income tax benefit				41,838
Loss from continuing operations				$(359,003)

(in thousands)	For the Year Ended December 31, 2012
	U.S. Operations	Canadian and U.K Operations	Other	Total
Sales	$1,712,872	$668,261	$627	$2,381,760
Miscellaneous income	15,491	52	2,592	18,135
Revenues	1,728,363	668,313	3,219	2,399,895
Cost of sales (exclusive of depreciation and depletion)	1,153,271	642,021	1,699	1,796,991
Depreciation and depletion	173,140	141,713	1,379	316,232
Selling, general and administrative	45,674	43,972	43,821	133,467
Other postretirement benefits	53,301	—	(449)	52,852
Restructuring and asset impairments	39,961	9,109	—	49,070
Goodwill impairment	74,320	990,089	—	1,064,409
Operating income (loss)	$188,696	$(1,158,591)	$(43,231)	(1,013,126)
Interest expense, net				(132,997)
Loss on extinguishment of debt				(5,555)
Other loss				(13,081)
Income tax benefit				99,204
Loss from continuing operations				$(1,065,555)

(in thousands)	Increase (Decrease) for the Year Ended December 31, 2013
	U.S. Operations	Canadian and U.K Operations	Other	Total
Sales	$(391,334)	$(153,674)	$(409)	$(545,417)
Miscellaneous income	(5,721)	13,350	(1,476)	6,153
Revenues	(397,055)	(140,324)	(1,885)	(539,264)
Cost of sales (exclusive of depreciation and depletion)	(150,570)	(86,887)	(1,229)	(238,686)
Depreciation and depletion	(5,472)	(17)	771	(4,718)
Selling, general and administrative	5,539	(13,750)	(25,262)	(33,473)
Other postretirement benefits	5,817	—	231	6,048
Restructuring and asset impairments	(47,724)	1,537	—	(46,187)
Goodwill impairment	(74,320)	(990,089)	—	(1,064,409)
Operating income (loss)	$(130,325)	$948,882	$23,604	842,161
Interest expense, net				(88,586)
Loss on extinguishment of debt				(1,320)
Other income				11,663
Income tax benefit				(57,366)
Loss from continuing operations				$706,552
Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012
Overview of Consolidated Financial Results of Continuing Operations
Our loss from continuing operations for the year ended December 31, 2013 was $359.0 million, or $5.74 per diluted share, which compares to a loss of $1.1 billion, or $17.04 per diluted share for the year ended December 31, 2012.
Total sales decreased $545.4 million, or 22.9%, for the year ended December 31, 2013 as compared with reported sales of $2.4 billion in the prior year period. The decrease in sales was primarily attributable to a decrease of $499.4 million due to lower average selling prices per metric ton of metallurgical coal sold, a decrease of $115.2 million due to a lower average selling price per metric ton of thermal coal sold combined with decreased sales volumes, and a decrease of $35.8 million was due to lower sales within our metallurgical coke and coal bed methane gas operations. These decreases were partially offset by an increase of $105.0 million due to an increase in metallurgical coal tons sold. The decrease in the average selling price of metallurgical coal is primarily due to lower global coal pricing for both metallurgical coals due to over-supply in the market. The decrease in thermal coal metric tons sold was primarily due to decreased thermal coal sales at our North River Mine as the mining of all economically recoverable reserves at this mine was completed during 2013 and due to the idling of the Swann's Crossing Mine in July 2013.
Cost of sales, exclusive of depreciation and depletion, decreased $238.7 million, or 13.3%, to $1.6 billion for the year ended December 31, 2013 as compared to $1.8 billion in the prior year period. The decrease was attributable to a decrease of $199.1 million due to lower average cash cost of sales per metric ton of metallurgical coal sold and $100.4 million was due to lower sales volumes of thermal coal, partially offset by an increase of $75.4 million due to increased sales volumes of metallurgical coal and an increase of $13.2 million was due to higher average cash cost of sales per metric ton of thermal coal sold. The remainder of the decrease is attributable to a decrease in cost of sales within our metallurgical coke and coal bed methane gas operations. The decrease in average cash cost of sales per metric ton of metallurgical coal sold was the result of a concerted effort throughout the year to lower costs across all operations and the substantial improvement reflects the results of our cost containment and restructuring initiatives. The decrease in thermal coal metric tons sold was primarily due to decreased thermal coal sales at our North River Mine as the mining of all economically recoverable reserves at this mine was completed during the year as well as idling the Swann's Crossing Mine in July 2013.
Depreciation and depletion expense for the year ended December 31, 2013 decreased $4.7 million to $311.5 million as compared to $316.2 million in the prior year comparable period primarily due to a reduction in capital expenditures in 2013 as compared to 2012 offset by an increase of $19.1 million in non-cash lower of cost or market charges from $17.4 million in 2012 to $36.5 million in 2013
Selling, general & administrative expense includes costs for corporate and administrative functions not directly assignable to an individual operation. Selling, general & administrative expense for the year ended December 31, 2013 decreased $33.5 million, or approximately 25.1% to $100.0 million, as compared with $133.5 million in the prior year period. The decrease was attributable to our cost containment initiatives as well as the reclassification of selling, general and administrative expenses of approximately $17.4 million to cost of sales as discussed in Note 1 of "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K.
Restructuring and asset impairments decreased $46.2 million to $2.9 million in 2013 as compared to $49.1 million in 2012. During the fourth quarter of 2013, the Company closed the North River Mine in the U.S. Operations segment as all economically recoverable reserves were mined. The Company recognized a gain of approximately $17.0 million due to the release of a below market contract liability that was obtained through the acquisition of the North River Mine, offset by restructuring and asset impairment charges of approximately $9.2 million, all related to the accelerated closure of the North River Mine. The Company also curtailed production at the Willow Creek Mine in the Canadian and U.K. Operations segment in the first half of 2013 and recognized restructuring charges of approximately $10.7 million. Restructuring and asset impairments in 2012 are primarily comprised of an asset impairment charge of $40.0 million associated with the impairment of a capitalized shale natural gas exploratory project in our U.S. Operations segment during the third quarter of 2012. Also included are restructuring charges incurred in connection with plans to reduce development spending at the Aberpergwm underground coal mine in the Canadian and U.K. Operations segment in the fourth quarter of 2012, for which the Company recorded a restructuring and asset impairment charge of $9.1 million, of which $6.0 million related to severance and other obligations and $3.1 million related to the impairment of property, plant and equipment as the carrying values of certain assets exceeded their fair value.
The goodwill impairment charge of $1.1 billion in 2012 was due to an interim goodwill impairment test performed by the Company as of July 31, 2012 that resulted in recording a goodwill impairment charge of $1.1 billion to reduce the carrying value of goodwill to its implied fair value for two reporting units in the U.S. Operations segment and two reporting units in the Canadian and U.K. Operations segment.
Interest expense, net was $221.6 million for the year ended December 31, 2013, representing an increase of $88.6 million compared to $133.0 million in the prior year period. The increase was primarily due to an increase in long-term debt combined with the refinancing of portions of our long term debt with high yield senior notes and an increase in the effective interest rates on outstanding debt obligations due to amendments to the 2011 Credit Agreement in 2013.
The Company recognized a net loss on extinguishment of debt of $6.9 million during 2013 as compared to a loss of $5.6 million in the prior year period. The loss on extinguishment of debt of $6.9 million includes accelerated amortization of $6.9 million associated with the refinancing of term loan A and term loan B debt through the issuance of senior notes in March and September 2013. The 2012 loss on extinguishment of debt relates to accelerated amortization of $5.6 million associated with the refinancing of term loan A and term loan B debt through the issuance of senior notes in November 2012.

The Company recognized a $1.4 million other loss for the year ended December 31, 2013 as compared to a $13.1 million other loss for the prior year period. The $13.1 million from the prior year was primarily attributable to losses on the sale and remeasurement to fair value of equity investments acquired through the Western Coal acquisition.
The Company recognized an income tax benefit of $41.8 million for the year ended December 31, 2013, compared to a tax benefit of $99.2 million for the prior year period. The decrease in the income tax benefit year-over-year was primarily due to a valuation allowance for deferred income tax assets that was established as it was determined that sufficient negative evidence exists to conclude that it is more likely than not that $145.3 million of deferred income tax assets within the U.S. Operations segment and Canada and U.K. Operations segment may not be realized in future periods offset by an increase in income tax benefits related to pre-tax losses, excluding the goodwill impairment charge. The income tax provision reflects the benefits of the Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities. See Note 10 of "Notes to Consolidated Financial Statements" included in this Form 10-K.
The current and prior year results also included the effect of the factors discussed in the following segment analysis.
Segment Analysis
U.S. Operations
Metallurgical coal sales totaled 7.1 million metric tons for the year ended December 31, 2013, an increase of 6.5% as compared to 6.7 million metric tons in 2012. Our metallurgical coal production totaled 8.0 million metric tons for the year ended December 31, 2013, an increase of 15.6%, as compared to 7.0 million metric tons for the prior year period, primarily due to increased production at our Alabama underground mines. The average selling price of metallurgical coal for the year ended December 31, 2013 was $144.89 per metric ton, representing a 24.5% decrease compared to $191.87 per metric ton in 2012. The decrease in the average selling price of metallurgical coal reflects the weak global economy and supplies of metallurgical coal out-pacing demand. Our average cash cost of sales per metric ton of metallurgical coal sold for the year ended December 31, 2013 was $102.36, representing a decrease of $11.27 or 9.9%, from the $113.63 average cash cost of sales per metric ton for the prior year period. The decrease in average cash cost of sales per metric ton of metallurgical coal sold was the result of a concerted effort throughout the year to lower costs.
Thermal coal sales totaled 1.7 million metric tons in 2013 as compared to 3.2 million metric tons in 2012. The average selling price for the year ended December 31, 2013 was $63.80 per metric ton, a decrease of 5.9% from $67.79 per metric ton for 2012. Thermal coal production totaled 1.9 million metric tons in 2013 as compared to 3.1 million metric tons in 2012. The decreases in sales and production were primarily due to decreased thermal coal sales at our North River Mine, which was closed during the fourth quarter as the mining of all economically recoverable reserves at this mine was completed, as well as the idling the Swann's Crossing Mine in July 2013.
Statistics for U.S. Operations are presented in the following table:

	For the years ended December 31,
	2013	2012
Metallurgical Coal (in thousands)
Tons sold	7,143	6,705
Tons produced	8,041	6,957
Average selling price (per metric ton)	$144.89	$191.87
Average cash cost of sales (per metric ton)	$102.36	$113.63
Average cash cost of production (per metric ton)	$66.94	$78.86

Thermal Coal (in thousands)
Tons sold	1,722	3,235
Tons produced	1,916	3,081
Average selling price (per metric ton)	$63.80	$67.79
Average cash cost of sales (per metric ton)	$68.23	$63.81
Average cash cost of production (per metric ton)	$51.75	$58.99

Our U.S. Operations segment reported total sales of $1.3 billion for the year ended December 31, 2013, representing a decrease of $391.3 million from $1.7 billion in 2012. The decrease in sales was primarily attributable to a decrease of $335.6 million due to lower average selling prices per metric ton of metallurgical coal sold and $109.4 million was due to lower sales volumes of thermal coal and lower average selling prices per metric ton of thermal coal sold. These decreases were partially offset by increases in revenues of $84.0 million due to an increase in sales volumes of metallurgical coal. The remaining decrease in sales is primarily attributable to a decrease in sales in our metallurgical coke and coal bed methane gas operations. The decrease in the average selling price of metallurgical coal is primarily due to lower global coal pricing due to over-supply in the market. The decrease in thermal coal metric tons sold was primarily due to decreased thermal coal sales at our North River Mine as the mining of all economically recoverable reserves at this mine was completed during the year as well as idling the Swann's Crossing Mine in July 2013.
Total cost of sales, exclusive of depreciation and depletion, decreased $150.6 million to $1.0 billion during the year ended December 31, 2013 as compared $1.2 billion in 2012. The decrease in costs of sales, exclusive of depreciation and depletion, was primarily attributable to a decrease of $80.5 million due to lower average cash cost of sales per metric ton of metallurgical coal, a decrease of $96.5 million was due to lower sales volumes of thermal coal and the remainder of the decrease was primarily attributable to our metallurgical coking and coal bed methane gas operations. These decreases were partially offset by an increase in costs of sales, exclusive of depreciation and depletion, of $49.8 million due to increased sales volumes of metallurgical coal and $7.6 million was due to an increase in average cash cost of sales per metric ton of thermal coal sold.
Our U.S. Operations consolidated metallurgical coal margin per ton, calculated as average consolidated metallurgical coal selling price per metric ton less average consolidated metallurgical coal cash cost of sales per metric ton, was $42.53 and $78.24, respectively, for the years ended December 31, 2013 and 2012. While margins within our U.S. Operations have decreased in the short-term, we believe global metallurgical coal demand will continue to grow modestly with global steel demand in the long-term.
The U.S. Operations reported restructuring and asset impairment benefit of $7.8 million in 2013 which is comprised of asset impairment charges of $9.2 million related to the accelerated closure of the North River Mine offset by a gain of $17.0 million due to the release of a below market contract liability that was acquired through the acquisition of the North River mine. The restructuring and asset impairment charge of $40.0 million in 2012 is comprised of an asset impairment charge of $40.0 million associated with the impairment of a capitalized shale natural gas exploratory project during the third quarter of 2012. The U.S. Operations also reported a goodwill impairment charge of $74.3 million for the year ended December 31, 2012.
U.S. Operations reported operating income of $58.4 million for the year ended December 31, 2013, as compared to $188.7 million in the prior year period. The decrease in operating income was primarily due to the goodwill impairment previously mentioned and lower average selling prices per metric ton of metallurgical coal and lower thermal coal tons sold.
Canadian and U.K. Operations
Metallurgical coal sales for the year ended December 31, 2013 consisted of 1.8 million metric tons of hard coking coal at an average selling price of $144.45 per metric ton and 2.0 million metric tons of low-volatile PCI coal at an average selling price of $127.91 per metric ton. Metallurgical coal sales for the prior year period consisted of 1.7 million metric tons of hard coking coal at an average selling price of $202.79 per metric ton and 2.0 million metric tons of low-volatile PCI coal at an average selling price of $160.00 per metric ton. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflects the global oversupply of metallurgical coal. The average cash cost of sales per metric ton of hard coking coal sold for the year ended December 31, 2013 was $153.38 per metric ton, representing an increase of $10.74 per metric ton from the average cash cost of sales per ton of hard coking coal sold during the year ended December 31, 2012 of $142.64 per metric ton. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the year ended December 31, 2013 was $133.34 per metric ton representing a 32.8% decrease from the average cash cost of sales per ton of coal sold during the year ended December 31, 2012 of $198.28 per metric ton. This reduction reflects the impacts of the Company's cost containment and restructuring efforts including the conversion of the Brule Mine from a contractor-operated to an owner-operated mine in the fourth quarter of 2012.
Our Canadian and U.K. Operations segment produced a total of 1.7 million metric tons of hard coking coal and 1.9 million metric tons of low-volatile PCI in the year ended December 31, 2013. During 2012, the segment produced 2.0 million metric tons of hard coking coal and 2.5 million metric tons of low-volatile PCI. The decrease in production was primarily due to the curtailment of production at the Willow Creek Mine in the first half of 2013.

Statistics for Canadian and U.K. Operations are presented in the following table:

	For the years ended December 31,
	2013	2012
Metallurgical Coal (in thousands)
Tons sold	3,795	3,673
Tons produced	3,600	4,530
Average selling price (per metric ton)	$135.93	$179.36
Average cash cost of sales (per metric ton)	$143.06	$173.11
Average cash cost of production (per metric ton)	$103.00	$119.64

Hard Coking Coal (in thousands)
Tons sold	1,840	1,662
Tons produced	1,739	2,039
Average selling price (per metric ton)	$144.45	$202.79
Average cash cost of sales (per metric ton)	$153.38	$142.64
Average cost of production (per metric ton)	$115.46	$99.58

Low-volatile PCI Coal (in thousands)
Tons sold	1,955	2,011
Tons produced	1,861	2,491
Average selling price (per metric ton)	$127.91	$160.00
Average cash cost of sales (per metric ton)	$133.34	$198.28
Average cost of production (per metric ton)	$91.36	$136.04

Thermal Coal (in thousands)
Tons sold	22	63
Tons produced	70	63
Average selling price (per metric ton)	$90.50	$122.71
Average cash cost of sales (per metric ton)	$390.24	$106.24
Average cash cost of production (per metric ton)	$98.34	$82.91

Our Canadian and U.K. Operations segment reported sales of $514.6 million for the year ended December 31, 2013, representing a decrease of $153.7 million from reported sales of $668.3 million in the prior year period. The decrease in sales was primarily attributable to a decrease of $164.8 million due to lower average selling prices per metric ton of metallurgical coal sold and a decrease of $5.7 million due to lower sales volumes of thermal coal, partially offset by an increase in sales of $21.9 million due to increased sales volumes of metallurgical coal. The decrease in the average selling price per metric ton of metallurgical coal was due to global oversupply of metallurgical coal and the resulting downward pressure on metallurgical coal pricing.
Cost of sales, exclusive of depreciation and depletion, decreased $86.9 million to $555.1 million during the year ended December 31, 2013 as compared to $642.0 million in 2012. The decrease in cost of sales, exclusive of depreciation and depletion, was attributable to a decrease of $114.0 million due to lower average cash cost of sales per metric ton of metallurgical coal sold offset partially by an increase of $21.1 million in sales volumes of metallurgical coal.
Our Canadian and U.K. Operations consolidated metallurgical coal margin per metric ton, calculated as average consolidated metallurgical selling price per metric ton less average consolidated metallurgical coal cash cost of sales per metric ton, was $(7.13) and $6.25, respectively, for the years ended December 31, 2013 and 2012. The declining margins in the Canadian and U.K. Operations lead to the decision to curtail production at the Willow Creek mine in the first half of 2013.
The Canadian and U.K. Operations reported restructuring and asset impairment of $10.6 million for the year ended December 31, 2013 which consists of restructuring charges recognized in conjunction with the curtailment of the Willow Creek Mine. The restructuring and asset impairment charge of $9.1 million in 2012 was recognized in connection with plans to reduce development spending at the Aberpergwm underground coal mine in the in the fourth quarter of 2012. The Canadian and U.K. Operations also reported a goodwill impairment charge of $990.1 million for the year ended December 31, 2012.
Our Canadian and U.K. Operations reported an operating loss of $209.7 million for the year ended December 31, 2013 as compared to an operating loss of $1.2 billion for prior year period or $168.5 million excluding the goodwill impairment charge. The increase in operating loss excluding the goodwill impairment in 2012 was primarily due to lower average selling prices per metric ton of metallurgical coal partially offset by lower average cash cost of sales per metric ton of metallurgical coal sold due to cost containment and certain restructuring efforts as discussed above.
FINANCIAL CONDITION
Cash and cash equivalents increased by $207.7 million to $468.5 million at December 31, 2014 compared to $260.8 million at December 31, 2013, primarily due to net cash flows provided by financing activities of $412.1 million due to the issuance in 2014 of $350.0 million of 11.0%/12.0% Senior Secured Second Lien PIK Toggle Notes due 2020 and $520.0 million of 9.50% Senior Secured Notes due 2019. The proceeds from the issuance of these notes were used to retire existing debt of $427.2 million and pay debt issuance costs of $27.7 million, with the remainder of the proceeds used to fund operating activities. Cash flows provided by financing activities were partially offset by cash flows used in operating activities of $139.7 million and cash flows used in investing activities of $62.4 million, primarily for capital expenditures of $93.0 million offset by proceeds of $30.1 million received on the sale of the Blue Creek Coal Terminal and Flat Top reserves.
Trade receivables, net were $91.1 million at December 31, 2014, representing a decrease of $58.1 million from $149.1 million at December 31, 2013, primarily due to decreases in revenues as a result of lower selling prices of metallurgical coal and lower metallurgical coal sales volumes combined with differences in the timing of metallurgical coal sales in the month of December 2014 as compared with December 2013.
Other receivables were $127.0 million at December 31, 2014, representing a decrease of $5.6 million from $132.6 million at December 31, 2013, primarily due to a decrease in miscellaneous receivables and income tax receivables.
Inventories decreased by $111.0 million at December 31, 2014 as compared to December 31, 2013 primarily due to the idling of the Canadian operations in the second quarter of 2014.
Net property, plant and equipment decreased by $171.3 million at December 31, 2014 as compared to December 31, 2013 primarily due to depreciation expense of $220.4 million, the sale of the Blue Creek Coal Terminal assets of $47.5 million, the reclassification of Gauley Eagle's assets of $20.2 million to assets held for sale within other current assets and foreign currency exchange adjustments offset partially by accrual based capital expenditures of $109.9 million and adjustments to asset retirement obligation assets.
Accrued expenses were $125.3 million at December 31, 2014, representing a decrease of $8.6 million from $133.9 million at December 31, 2013, primarily due to reduced salary accruals due to reduced headcount resulting from the idling of the Canadian operations.
Accounts payable decreased by $53.7 million at December 31, 2014 as compared to December 31, 2013 primarily due to idling the Canadian operations in the second quarter of 2014.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of cash have been coal and gas sales to customers, borrowings under our credit facilities and other financing arrangements, debt and equity offerings and, to a lesser extent, sales of non-core assets and miscellaneous income. Our primary uses of cash have been for funding the cost of our coal and gas production operations, our capital expenditures, our debt service obligations, our reclamation obligations, our pension and other postretirement obligations, litigation and regulatory costs, and settlements and associated costs. Our principal sources of short-term funding are our existing cash and cash equivalent balances and the unused portion of our revolving credit facility ("revolver"). Our principal sources of long-term funding are our term loan B entered into on April 1, 2011 and our senior notes issued in 2012, 2013 and 2014.
Our available liquidity as of December 31, 2014 was $481.2 million, consisting of cash and cash equivalents of $468.5 million and $12.7 million available under the Company's $76.9 million revolver, net of outstanding letters of credit of $64.2 million. During 2014, we increased cash and cash equivalents by $207.7 million primarily due to proceeds from the issuance of debt. In 2014 and 2013, cash flows used in operating activities was $139.7 million and $27.1 million, respectively, and cash flows used in investing activities was $62.4 million and $150.5 million, respectively. Our cash flows from operations were insufficient to fund our capital expenditure needs for 2014 and 2013 and we expect this trend to continue in 2015. Our total outstanding long-term debt as of December 31, 2014 was $3.1 billion.
Weak coal market conditions and depressed metallurgical coal prices have resulted in operating losses and negative cash flows from operations. If market conditions do not improve, we expect our liquidity to continue to be adversely affected. In particular, we would expect our capital expenditures and other cash obligations to continue to exceed cash generated from our operations and deplete our cash position unless we are able to finance our future liquidity requirements through debt and/or equity offerings.
Based on current forecasts and anticipated market conditions, we believe that our existing cash and cash equivalents and available sources of liquidity are sufficient to meet our operating needs, including our planned capital expenditures and all required interest and principal payments, in the next twelve months. Our ability to meet our operating needs, make planned capital expenditures and make required interest and principal payments on indebtedness in the long-term will depend on our ability to generate positive cash flows from operations and to refinance substantially all of our debt. Our operating cash flows and liquidity are significantly influenced by numerous factors, including prices of coal, coal production levels, mining conditions, costs of raw materials, interest rates and the general economy.
Financing Activities
In 2014, we entered into the Sixth, Seventh and Eighth Amendments to the 2011 Credit Agreement (collectively, the "Amendments") which, among other things, (1) permitted repayment of term loan A without a pro-rata repayment to term loan B, (2) extended the maturity of 81.6% of its revolving commitments (the "2017 revolver") to October 2017 with reduced availability of $60.0 million, (3) reduced availability of the non-extending revolving lenders (the "2016 revolver") to $16.9 million, (4) eliminated the liquidity and fixed charge coverage maintenance covenants, (5) provided for a 0.50% increase in the interest rate payable on the term loan B, and (6) suspended the senior secured leverage ratio covenant until the aggregate amount outstanding, excluding outstanding letters of credit, under the 2016 revolver and the 2017 revolver (collectively, the "revolver") exceeds 30%, or $23.1 million, of the total revolving commitment of $76.9 million.
On March 27, 2014 and July 14, 2014, we issued $200.0 million and $320.0 million aggregate principal amount of 9.50% Senior Secured Notes, respectively. These notes are an addition to the $450.0 million of 9.50% Senior Secured Notes that were issued on September 27, 2013 (collectively, the “First Lien Notes”). On March 27, 2014, the Company also issued $350.0 million of 11.0%/12.0% Senior Secured Second Lien Payment-in-Kind ("PIK") Toggle Notes due April 1, 2020 (the "Second Lien Notes"). The Company utilized the net proceeds from the $200.0 million of First Lien Notes and $350.0 million of Second Lien Notes to repay in full term loan A debt, increase its liquidity and pay related fees and expenses.
During 2014, in three separate transactions, the Company issued an aggregate of 9.3 million shares of its common stock and paid $5.2 million in cash in exchange for $112.0 million of 9.875% Senior Notes and recognized a net gain of $54.1 million, or $0.81 per basic and diluted share.
Long-Term Debt
Long-term debt consisted of the following (in thousands):

	December 31, 2014	December 31, 2013	Weighted Average Interest Rate at December 31, 2014	Final Maturity
2011 term loan A	$—	$406,566	—%	—
2011 term loan B	978,178	978,178	7.25%	2018
9.50% senior secured notes	970,000	450,000	9.50%	2019
11.00% / 12.00% senior secured PIK toggle notes	350,000	—	11.00% / 12.00%	2020
9.875% senior notes	388,000	500,000	9.88%	2020
8.50% senior notes	450,000	450,000	8.50%	2021
Other	18,085	14,876	Various	Various
Debt discount, net	(18,293)	(20,788)
Total Debt	3,135,970	2,778,832
Less: current debt	(12,327)	(9,210)
Total long-term debt	$3,123,643	$2,769,622

Statements of Cash Flows
Cash balances were $468.5 million and $260.8 million at December 31, 2014 and December 31, 2013, respectively. The increase in cash during the year ended December 31, 2014 of $207.7 million primarily resulted from net cash provided by financing activities of $412.1 million. This was partially offset by cash used in operating activities of $139.7 million and investing activities of $62.4 million, which included capital expenditures of $93.0 million.
The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	For the years ended December 31,
	2014	2013
Cash flows used in operating activities	$(139,704)	$(27,076)
Cash flows used in investing activities	(62,399)	(150,513)
Cash flows provided by financing activities	412,067	323,009
Effect of foreign exchange rates on cash	(2,250)	(1,203)
Net increase in cash and cash equivalents	$207,714	$144,217
The increase of $112.6 million in cash used in operating activities was primarily attributable to a $111.6 million increase in net loss from continuing operations as compared to the prior year, primarily resulting from the decline in the average selling price of metallurgical coal and lower metallurgical coal sales volumes.
The decrease in cash flows used in investing activities of $88.1 million was attributable to a $60.9 million decrease in capital expenditures and $30.1 million of proceeds received from the sale of the Blue Creek Coal Terminal and Flat Top reserves.
The increase in cash flows provided by financing activities of $89.1 million was primarily attributable to a decrease in retirements of debt of $88.0 million, a $14.3 million decrease in dividends paid and a $13.8 million decrease in debt issuance costs, offset by a decrease in proceeds from the issuance of debt of $27.6 million.
Capital Expenditures
Capital expenditures totaled $93.0 million for the year ended December 31, 2014. For 2015, we expect capital expenditures to be in line with 2014.
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

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2014 (in thousands)(5):

		Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
2011 term loan B (1)	$1,192,766	$66,027	$66,027	$66,027	$994,685	$—	$—
9.50% senior secured notes (1)	1,410,325	92,150	92,150	92,150	92,150	1,041,725	—
11.0%/12.0% senior secured PIK toggle notes (1)	568,401	29,453	39,655	39,655	39,655	39,655	380,328
9.875% senior notes (1)	617,890	38,315	38,315	38,315	38,315	38,315	426,315
8.50% senior notes (1)	698,625	38,250	38,250	38,250	38,250	38,250	507,375
Other debt (2)	18,085	12,327	5,758	—	—	—	—
Long-term purchase obligations (3)	594,559	74,696	70,208	71,390	55,152	44,243	278,870
Capital expenditure obligations	3,778	3,778	—	—	—	—	—
Total contractual cash obligations	5,104,429	354,996	350,363	345,787	1,258,207	1,202,188	1,592,888
Other long-term liabilities (4)	370,029	37,635	33,874	35,064	35,462	35,653	192,341
Total cash obligations	$5,474,458	$392,631	$384,237	$380,851	$1,293,669	$1,237,841	$1,785,229
_______________________________________________________________________________

(1)
Our long-term debt obligations include related interest. Future interest obligations on the debt were calculated based on the interest rates in effect as of December 31, 2014. The interest obligation on our 11.0/12.0% senior secured PIK toggle notes was calculated assuming our first interest payment in fiscal year 2015 will be paid 50% cash and 50% PIK interest and all remaining future interest payments will be paid in cash at 11.0%. See Note 13 of "Notes to Consolidated Financial Statements" for further discussion of the 2011 Credit Agreement.

(2)	Primarily includes capital lease obligations and equipment financing agreements. See Note 16 of "Notes to Consolidated Financial Statements" for further discussion regarding capital lease obligations.

(3)
Represents minimum throughput and royalty obligations. In January 2015, the Company entered into an Amending Agreement with Ridley Terminals which waived the minimum throughput obligations for calendar years 2015 through 2017, reduced the minimum throughput commitment volume from 4.0 million tons to 3.0 million tons and extended the contract through December 31, 2023.

(4)
Other long-term liabilities include workers' compensation and black lung obligations as well as postretirement benefit liabilities. Due to the uncertainty in the period in which we expect our uncertain tax positions to be cash settled with the respective taxing authorities, we have excluded the $33.0 million in uncertain tax positions from our contractual obligations table. See the section "Critical Accounting Policies and Estimates" for further discussion regarding these obligations.

(5)
The table excludes certain other obligations, including estimated funding for our pension plans and asset retirement obligations, as discussed in the section "Critical Accounting Policies and Estimates". The timing of contributions to our pension plans varies as pension contributions depend on government-mandated minimum funding requirements and earnings and losses from funding investments. There is no minimum pension plan funding requirement for 2015. Our asset retirement obligations are recognized at fair value in the period in which they are incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value and the corresponding asset cost is amortized over the useful life of the asset. At December 31, 2014, we recorded asset retirement obligation liabilities of $112.3 million, including amounts reported as current. See the "Notes to Consolidated Financial Statements" for further information regarding these obligations.

Environmental, Miscellaneous Litigation and Other Commitments and Contingencies
See Note 16 of "Notes to Consolidated Financial Statements" for discussion of these matters which are not included in the table above due to their contingent nature.

EBITDA
EBITDA from continuing operations is defined as earnings from continuing operations before interest expense, interest income, income taxes, and depreciation and depletion expense. EBITDA is defined as earnings before interest expense, interest income, income taxes, and depreciation and depletion expense. Adjusted EBITDA is defined as EBITDA further adjusted to exclude goodwill impairment, restructuring and asset impairment charges, gain (loss) on extinguishment of debt, Canada take or pay charges, gain on sale of assets, other items, including proxy context expenses and foreign currency adjustments and gain (loss) on interest rate swap hedge ineffectiveness. Consolidated EBTIDA as defined under the amended 2011 Credit Agreement is EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Credit Agreement. Certain items that may adjust Consolidated EBITDA in the compliance calculation are: (a) gains and losses on non-ordinary course asset sales, disposals or abandonments; (b) non-cash impairment charges; (c) gains and losses from equity method investments; (d) any long-term incentive plan accruals or any non-cash compensation expense recorded from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; (e) restructuring charges; (f) actuarial gains related to pension and other post-employment benefits; (g) gains and losses associated with the change in fair value of derivative instruments; (h) currency translation gains and losses related to currency remeasurements; (i) after-tax gains or losses from discontinued operations; (j) franchise taxes; and (k) other non-cash expenses that do not represent an accrual or reserve for future cash expense.
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

Reconciliation of loss from continuing operations to EBITDA from continuing operations, EBITDA, Adjusted EBITDA, and Consolidated EBITDA (in thousands):

	For the years ended December 31,
	2014	2013	2012
Loss from continuing operations	$(470,568)	$(359,003)	$(1,065,555)
Interest expense, net	295,903	221,583	132,997
Income tax benefit	(97,952)	(41,838)	(99,204)
Depreciation and depletion expense	262,525	311,514	316,232
Earnings (loss) from continuing operations before interest, income taxes and depreciation and depletion (EBITDA from continuing operations)	(10,092)	132,256	(715,530)
Pretax income from discontinued operations	—	—	8,282
Earnings (loss) before interest, income taxes and depreciation and depletion (EBITDA)	(10,092)	132,256	(707,248)
Goodwill impairment	—	—	1,064,409
Restructuring and asset impairments	57,508	2,883	49,070
(Gain) loss on extinguishment of debt	(33,673)	6,875	5,555
Canada transportation take-or-pay charges	9,586	—	—
Loss on investment	—	1,336	—
Gain on sale of assets	(5,616)	—	—
Other items, including proxy contest expenses and foreign currency adjustments	(3,736)	5,682	—
(Gain) loss on interest rate swap hedge ineffectiveness	(296)	184	—
Adjusted EBITDA	13,681	149,216	411,786
Non-cash charges (1)	33,111	43,511	41,514
Other adjustments (1)	12,550	15,364	(1,462)
Consolidated EBITDA (1)	$59,342	$208,091	$451,838
_______________________________________________________________________________
(1) Calculated in accordance with the amended 2011 Credit Agreement.
Analysis of Material Covenants
We believe we were in compliance with all applicable covenants under the amended 2011 Credit Agreement and the indentures governing our notes as of December 31, 2014. A breach of the covenants in the amended 2011 Credit Agreement or the indentures governing our notes (including the applicable financial covenants under the amended 2011 Credit Agreement that measure ratios based on Consolidated EBITDA as defined under the amended 2011 Credit Agreement, limits to capital spending, or other restricted cash outflows) could result in a default under the amended 2011 Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable upon such default. Any acceleration under either the amended 2011 Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the amended 2011 Credit Agreement and the indentures governing our notes, our ability to engage in activities such as incurring additional indebtedness and paying dividends is also tied to ratios based on Consolidated EBITDA.
Actual levels and specified covenant levels set forth in our amended 2011 Credit Agreement for the year ended December 31, 2014 were:

For the years ended December 31, 2014
	Actual covenant levels	Required covenant levels
Capital expenditures covenant (1)	$109.4 million	$220.0 million
Maximum total senior secured debt less unrestricted cash to Consolidated EBITDA Ratio	N/A	N/A (2)
_______________________________________________________________________________

(1)
The Sixth Amendment to the 2011 Credit Agreement contains a capital expenditure covenant limiting capital expenditures to $200.0 million in 2014 with a potential that up to $20.0 million in unused 2013 capital spending may be carried forward and utilized in the succeeding fiscal year increasing the 2014 capital spending limit up to $220.0 million. As 2013 capital expenditures were $136.7 million compared to the 2013 covenant limit of $175.0 million, the 2014 covenant limit was $220.0 million. There is no capital expenditure covenant after fiscal year 2014.

(2)
The Sixth Amendment to the 2011 Credit Agreement suspended the senior secured leverage ratio covenant until the aggregate amount outstanding under the revolver, excluding outstanding letters of credit, exceeds 30%, or $23.1 million, of the total revolving commitment of $76.9 million. As of December 31, 2014, there are no amounts outstanding under the revolver. Accordingly, the maximum senior secured leverage ratio covenant is not applicable. The required maximum senior secured leverage ratio covenant, once applicable, shall be the following for each period of four consecutive fiscal quarters then ending: December 31, 2014—6.5x; March 31, 2015—5.5x; June 30, 2015—5.0x; September 30, 2015—4.5x; December 31, 2015 and each fiscal quarter ending thereafter—3.75x.

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
We believe the following discussion addresses our most critical accounting estimates, which are those that are most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based upon management's historical experience and on various other assumptions that we believe reasonable under the circumstances. Changes in estimates used in these and other items could have a material impact on our financial statements. Our significant accounting policies are described in Note 2 of the "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K.
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
Each of these factors may vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves and depletion rates. At December 31, 2014, we had 392.7 million metric tons of proven and probable coal reserves.
Asset Retirement Obligations
Our asset retirement obligations primarily consist of spending estimates to reclaim surface lands and supporting infrastructure at both surface and underground mines in accordance with applicable reclamation laws in the U.S., Canada and U.K. as defined by each mining permit. Significant reclamation activities include reclaiming refuse piles and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustment for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated. At December 31, 2014, we had recorded asset retirement obligation liabilities of $112.3 million, including amounts reported as current.
Pension and Other Postretirement Benefits
The Company sponsors multiple defined benefit pension plans and other postretirement plans that cover certain U.S. salaried employees and eligible hourly employees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, mortality and health care cost trend rates, as determined by the Company, within certain guidelines. The Company considers market conditions, including changes in investment returns and interest rates, in making these assumptions.
The Company determines the expected long-term rate of return on plan assets at the beginning of each fiscal year based on a building block method, which consists of aggregating the expected rates of return for each component of the plan's asset mix. Plan assets are comprised primarily of domestic large- and mid-cap funds, international funds and fixed income investments. The Company uses historic plan asset returns combined with current market factors such as inflation rates and interest rate levels to estimate the long-term rate of return for plan assets. The expected rate of return on plan assets is a long-term assumption and generally does not change frequently. The long-term rate of return assumption used to determine net periodic benefit cost was 7.25% for the year ended December 31, 2014. Any difference between the actual experience and the assumed experience is recorded in other comprehensive income and amortized into expense in future periods.
The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest costs components of the net periodic benefit cost. In estimating that rate, we use a yield-curve approach which matches the expected cash flows to high quality corporate bonds available at the measurement date. The discount rate used to determine pension expense was 5.24% for 2014 and 4.29% for 2013. For the measurement of our 2014 year-end pension obligation and pension expense for 2015, we used a discount rate of 4.32%.
Key assumptions used in determining the amount of the obligation and expense recorded for other postretirement benefits other than pensions include the assumed discount rate and the assumed rate of increases in future health care costs. The discount rate is calculated in the same manner as discussed above for the pension plan. The discount rate used to calculate the postretirement benefit expense was 5.28% and 4.44% for 2014 and 2013, respectively. For the measurement of our 2014 year-end other postretirement benefits obligation and postretirement expense for 2015, we used a discount rate of 4.34%. In estimating the health care cost trend rate, the Company considers its actual health care cost experience, future benefit structures, industry trends and advice from its third-party actuaries. At December 31, 2014, the expected rate of increase in future health care costs was 6.90% for 2014, declining to 4.50% in 2027 and thereafter.
Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the rate for each of these assumptions would have had the following effects as of and for the year ended December 31, 2014 (in thousands):

	Increase (Decrease)
	1-Percentage Point Increase	1-Percentage Point Decrease
Healthcare cost trend:
Effect on total service and interest cost components	$6,244	$(5,002)
Effect on other postretirement benefit obligation	$92,287	$(74,174)
Discount rate:
Effect on other postretirement service and interest cost components	$48	$(184)
Effect on other postretirement benefit obligation	$(77,097)	$95,043
Effect on current other postretirement expense	$(5,634)	$6,820
Effect on pension service and interest cost components	$(167)	$150
Effect on pension benefit obligation	$(38,267)	$47,783
Effect on current year pension expense	$(1,813)	$3,138
Expected return on plan assets:
Effect on current year pension expense	$(2,512)	$2,512
Rate of compensation increase:
Effect on pension service and interest cost components	$790	$(692)
Effect on pension benefit obligation	$6,383	$(5,749)
Effect on current year pension expense	$1,228	$(1,120)
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
Workers' compensation and Black Lung benefit liabilities are also affected by discount rates used. Changes in the frequency or severity of losses from historical experience and changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities. At December 31, 2014, a one-percentage-point increase in the discount rate on the discounted Black Lung liability would decrease the liability by $3.3 million, while a one-percentage-point decrease in the discount rate would increase the liability by $4.3 million.
For the workers' compensation liability, we apply a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for the year until all claims are paid. The use of this method decreases the volatility of the liability as impacted by changes in the discount rate. At December 31, 2014, a one-percentage-point increase in the discount rate on the discounted workers' compensation liability would decrease the liability by $0.3 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.3 million.
Income Taxes
Accounting principles generally accepted in the U.S. require that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are required to be reduced by a valuation allowance if it is "more likely than not" that some portion or the entire deferred tax asset will not be realized. As of December 31, 2014 and 2013, we had valuation allowances totaling $333.7 million and $166.3 million, respectively, primarily for deferred tax assets not expected to provide future tax benefits. In our evaluation of the need for a valuation allowance on our U.S. deferred tax assets, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, carryback of future period losses to prior periods, projected future taxable income, tax planning strategies and recent financial performance. Based on our review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss, it was concluded that a valuation allowance should be recorded against our deferred tax assets that are not expected to be realized through future sources of taxable income generated from carrybacks of future period losses, scheduled reversals of deferred tax liabilities and tax planning strategies. As a result, a valuation allowance was recorded to reflect the portion of the U.S. federal and state deferred tax assets that are not likely to be realized based upon all available evidence. If we later determine that we will more likely than not realize all, or a portion, of the U.S. deferred tax assets, we will reverse the valuation allowance in a future period. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.
We are in dispute with the Internal Revenue Service (the "IRS") on a number of federal income tax issues, primarily related to the discontinued Homebuilding and Financing businesses. We believe that our tax filing positions have substantial merit and we intend to vigorously defend these positions. We have established accruals that we believe are sufficient to address claims related to our uncertain tax positions, including related interest and penalties. Since the issues involved are highly complex, are subject to the uncertainties of extensive litigation and/or administrative processes and may require an extended period of time to reach ultimate resolution, it is possible that management's estimate of this liability could change. See Note 10 of "Notes to Consolidated Financial Statements."
Accounting for the Impairment of Long-Lived Assets
Mineral interests, property, plant and equipment and other long-lived assets are reviewed for potential impairment annually or whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment and, if so, assessing whether the asset net book values are recoverable from estimated future undiscounted cash flows. Testing long-lived assets for impairment after indicators of impairment have been identified is a two-step process. Step one compares the net undiscounted cash flows of an asset group to its carrying value. If the carrying value of an asset group exceeds the net undiscounted cash flows of that asset group, step two is performed whereby the fair value of the asset groups is estimated and compared to its carrying amount. The actual amount of an impairment loss to be recorded, if any, is equal to the amount by which the asset’s net book value exceeds its fair market value. Fair market value is generally based on the present values of estimated future cash flows in the absence of quoted market prices. The Company’s estimates of future undiscounted cash flows are based on assumptions including third party global long-term pricing forecasts for each product, anticipated production volumes based on internal and external engineering estimates, capital spending, and mine operating costs for the life of mine or estimated useful life of the asset. The estimates of cost to produce include labor, fuel, explosives, supplies and similar other major components of mining or gas costs.
Due to market volatility associated with the global coal supply and demand as well as actual mine operating conditions experienced in the years being forecasted, it is possible that the estimate of undiscounted cash flows may change in the near term resulting in a potential need to write down the related assets to fair value, in particular the assets associated with purchased coal reserves. The undiscounted cash flows are dependent upon a number of significant management estimates about future performance and changes in any of these assumptions could materially impact the estimated undiscounted cash flows of our asset groups. The primary uncertainty however pertains to future sales prices. The uncertainty and variability in pricing are described in “Item 1A. Risk Factors” in Part I and the uncertainty and variability surrounding coal reserves are disclosed within this section under “Coal Reserves.”
With the exception of the sale of the Blue Creek Coal Terminal and the classification of the Gauley Eagle operations assets and liabilities held for sale, no long-lived asset impairments resulted from the 2014 review. However, as mentioned above, global metallurgical coal pricing is volatile. In light of this volatility, the Company performed a sensitivity analysis and noted that keeping all other variables constant a sustained price decrease of 5% over and above the prices used in the analysis through the life of all its mines could potentially result in an impairment of coal reserves related to the Wolverine, Brule, Willow Creek and Aberpergwm Mines within the Canadian and U.K. Operations segment. The Company recognized asset impairment charges of approximately $51.6 million, $28.5 million of which related to reducing the carrying value of the Gauley Eagle assets and liabilities to their fair value less costs to sell and $23.1 million of which related to the sale of the Blue Creek Coal Terminal.
For the year ended December 31, 2013, the Company recognized asset impairment charges of $9.3 million related to the closure of the Alabama North River Mine. For the year ended December 31, 2012, the Company recognized impairment charges of approximately $40.0 million relating to our decision to indefinitely abandon a natural gas exploration project in the U.S. Operations segment and the write-off of $3.1 million of certain property, plant and equipment at the Aberpergwm mine in the Canadian and U.K. Operations segment as carrying values of certain asset groups exceeded their fair value. See Note 4 of “Notes to Consolidated Financial Statements.”
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The implementation of the amended guidance is not expected to have a material impact on the Company's financial condition, results of operations, and cash flows.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management of the Company to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. ASU 2014-15 is effective for public entities within annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The implementation of the guidance is not expected to have a material impact on the Company's financial condition, results of operations, and cash flows.
See Note 2 of "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K for disclosures related to new accounting policies adopted.
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
Interest Rate Risk
We have exposure to changes in interest rates under the amended 2011 Credit Agreement through our term loan B and revolver loans. As of December 31, 2014, the interest rates for the term loan B and revolver loans are tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread of 550 basis points for the Revolver and 625 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the amended 2011 Credit Agreement. As of December 31, 2014, our borrowings under the amended 2011 Credit Agreement totaled $978.2 million. As of December 31, 2014 a 100 basis point increase in interest rates would increase our annual expense by approximately $2.5 million, while a 100 basis point decrease in interest rates would have no impact on our annual interest expense due to the minimum LIBOR floor of 1.0% on our term loan B.
Commodity Risks
We are exposed to commodity price risk on sales of coal.  We sell most of our metallurgical coal under fixed price supply contracts primarily with pricing terms of three months and volume terms of up to one year.  Sales commitments in the metallurgical coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. We historically have not entered into any derivative commodity instruments to manage the exposure to changing coal prices.
We are exposed to commodity price risk on sales of natural gas. Our natural gas business sold 11.2 billion cubic feet of gas during the year ended December 31, 2014. We occasionally utilize derivative commodity instruments to manage the exposure to changing natural gas prices. Such derivative instruments are structured as cash flow hedges and not for trading. These swap contracts effectively converted a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. No derivative instruments were entered into during 2014 and, as of December 31, 2014, none were outstanding.
We have exposure to price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel, explosives and other items. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers.  We historically have not entered into any derivative commodity instruments to manage the exposure to changing price risk for supplies.

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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to the material weakness discussed below.
Description of Material Weakness in Internal Control Over Financial Reporting
Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As described below, management has concluded that, at December 31, 2014, we had not maintained effective internal control over financial reporting. Management determined that an adjustment of $6.7 million, which was related to an error in one coal royalty lease agreement, was necessary to increase prepaid royalties and reduce costs of sales as of and for the year ended December 31, 2014. This adjustment did not result in any material misstatement of any previously issued financial statements. As a result of this condition, management concluded that we had a material weakness in our review of coal royalty lease payments.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's financial statements will not be prevented or detected on a timely basis. Management has concluded that we had a material weakness in our review of coal royalty lease payments. This resulted in an adjustment of $6.7 million, which was related to an error in one coal royalty lease agreement, to increase prepaid royalties and reduce costs of sales as of and for the year ended December 31, 2014. This adjustment did not result in any material misstatement of any previously issued financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992 Framework). Because of the material weakness described above, management has concluded that our internal control over financial reporting was not effective at December 31, 2014.
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.

Evaluation of Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As a result of the above described material weakness, we have changed our review process related to these certain accounts to address this matter. We expect this change to remediate our material weakness. We will continue to monitor the effectiveness of the revised process and expect to report that our material weakness will be considered fully remediated in the first quarter of 2015. As of February 26, 2015, we have recouped approximately $1.0 million of this overpayment.
Item 9B.    Other Information
None

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant
Set forth below is a list showing the names, ages and positions of the executive officers of the Company.

Name	Age	Position
Walter J. Scheller, III	54	Chief Executive Officer and Director
William G. Harvey	57	Executive Vice President and Chief Financial Officer
Richard A. Donnelly	60	President, Jim Walter Resources, Inc.
Earl H. Doppelt	61	Executive Vice President, General Counsel and Secretary
Thomas J. Lynch	59	Senior Vice President, Human Resources
Michael T. Madden	63	Senior Vice President and Chief Commercial Officer
        Walter J. Scheller, III was appointed the Company's Chief Executive Officer in September 2011 after having served approximately fifteen months as President and Chief Operating Officer of the Company's primary subsidiary, Jim Walter Resources, Inc. ("JWR"). He joined Walter Energy from Peabody Energy Corporation, where he served as Senior Vice President-Strategic Operations from June 2006 to June 2010. Prior to his career at Peabody, Mr. Scheller worked for CNX Gas Corporation as Vice President and, prior to that, at Consol Energy where he held a number of executive and operational roles, the last of which was Vice President-Operations. Mr. Scheller holds a Juris Doctor degree from Duquesne University, a Master of Business Administration degree from University of Pittsburgh-Joseph M. Katz Graduate School of Business and a Bachelor of Science degree in Mining Engineering from West Virginia University.
        William G. Harvey, Executive Vice President and Chief Financial Officer, joined the Company in July 2012. Mr. Harvey previously worked at Resolute Forest Products Inc. ("Resolute"), a global producer of newsprint, coated and specialty papers, market pulp and wood products, where he held several senior positions, most recently from 2008 to 2011, as Senior Vice President and Chief Financial Officer. From 2004 to 2007, Mr. Harvey was the Executive Vice President and Chief Financial Officer of Bowater Inc. ("Bowater"), now a subsidiary of Resolute. From 1998 to 2004, Mr. Harvey served as Bowater's Vice President and Treasurer and from 1995 to 1998, as Vice President and Treasurer of Avenor Inc. ("Avenor") prior to Avenor's acquisition by Bowater. Mr. Harvey earned his Bachelor of Science degree in mechanical engineering from Queen's University in Kingston, Ontario, and a Masters in Business Administration in finance from the University of Toronto. Mr. Harvey also holds a Chartered Financial Analyst designation.
        Richard A. Donnelly was named President, JWR, in January 2012 after most recently serving as Vice President, Engineering at JWR since March 2003. Beginning his career with the Company in 1977, Mr. Donnelly has extensive experience in all aspects of the mining business. He has held numerous positions within the engineering and operations areas of various Walter Energy properties, including Deputy Mine Manager and Mine Manager positions as well as Vice President, Operations. Mr. Donnelly holds a Bachelor of Science degree in mining engineering from the University of Missouri-Rolla.
        Earl H. Doppelt, Executive Vice President, General Counsel and Secretary, joined the Company in January 2012. With more than 30 years of legal experience, he joined the Company from Information Services Group, Inc., where he served as Executive Vice President, General Counsel and Secretary from December 2006 to May 2010. Mr. Doppelt has also served as the senior legal officer of other major global companies, including The Nielsen Corporation (formerly VNU), ACNielsen Corporation, The Dun & Bradstreet Corporation and Paramount Communications Inc. He is a summa cum laude graduate of Cornell Law School and the University of Rochester.
        Thomas J. Lynch joined the Company as Senior Vice President, Human Resources in April 2012. Mr. Lynch has over 25 years of experience in Human Resources, including labor and employee relations, performance management, recruitment and retention. Prior to joining the Company, Mr. Lynch was the Vice President, Human Resources for NRG Energy, Inc. He started his career as a labor attorney and then moved to IBM for 18 years, where he held a series of progressively responsible Human Resources positions. Mr. Lynch holds a Bachelor of Arts degree from the State University of New York at Oswego and a Juris Doctor degree from New York Law School.
        Michael T. Madden was appointed Senior Vice President and Chief Commercial Officer in May 2012 after serving as Senior Vice President, Sales and Marketing since February 2010 and Vice President, Marketing, Transportation, and Quality Control beginning in 1996 for JWR. Prior to beginning his career with the Company in 1996, Mr. Madden held various management positions in the coal industry for both the domestic and export markets from 1974 through 1996. He is a member of the National Mining Association, the Alabama Coal Association and the Coal Trade Association of New York, and he previously served as a director of the Coal Exporters Association. Mr. Madden holds a bachelor's degree in marketing from St. Bonaventure University.
Code of Conduct
The Board has adopted a Business Ethics and Code of Conduct ("Code of Conduct"), which is applicable to all employees, directors, officers, consultants, agents, representatives or third parties acting on behalf of the Company. If we amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our Internet website set forth below rather than by filing a Current Report on Form 8-K. The Code of Conduct is posted on our website at www.walterenergy.com and is available in print to stockholders who request a copy. We have made available an Ethics Hotline, where employees can anonymously report a violation of the Code of Conduct.
Additional Information
Additional information required in Item 10 is incorporated by reference to the Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company (the "2015 Proxy Statement") to be filed by the Company with the SEC under the Exchange Act.
Item 11.    Executive Compensation
Incorporated by reference to the 2015 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The equity compensation plan information as required by Item 201(d) of Regulation S-K is included in Part II, Item 5 of this Form 10-K. All other information as required by Item 12 is incorporated by reference to the 2015 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to the 2015 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Incorporated by reference to the 2015 Proxy Statement.
PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)	For Financial Statements—See Index to Financial Statements on page F-1. For Exhibits—See Item 15(b).

(b)	For Exhibits—See Index to Exhibits on pages E-1-E-7.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER ENERGY, INC.

February 26, 2015	/s/ WALTER J. SCHELLER, III
Walter J. Scheller, III, Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2015	/s/ WALTER J. SCHELLER, III
Walter J. Scheller, III, Chief Executive Officer (Principal Executive Officer)

February 26, 2015	/s/ WILLIAM G. HARVEY
William G. Harvey, Chief Financial Officer, (Principal Financial Officer)

February 26, 2015	/s/ KEVIN M. HARRIGAN
Kevin M. Harrigan, Chief Accounting Officer, (Principal Accounting Officer)

February 26, 2015	/s/ JERRY W. KOLB
Jerry W. Kolb, Director

February 26, 2015	/s/ PATRICK A. KRIEGSHAUSER
Patrick A. Kriegshauser, Director

February 26, 2015	/s/ JOSEPH B. LEONARD
Joseph B. Leonard, Director

February 26, 2015	/s/ GRAHAM MASCALL
Graham Mascall, Director

February 26, 2015	/s/ BERNARD G. RETHORE
Bernard G. Rethore, Director

February 26, 2015	/s/ MICHAEL T. TOKARZ
Michael T. Tokarz, Chairman

February 26, 2015	/s/ A.J. WAGNER
A.J. Wagner, Director

February 26, 2015	/s/ MARY R. "NINA" HENDERSON
Mary R. "Nina" Henderson, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Walter Energy, Inc.
We have audited the accompanying consolidated balance sheets of Walter Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Energy, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Energy, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Birmingham, Alabama
February 26, 2015

Report of Independent Registered Public Accounting Firm on Internal control Over Financial Reporting
The Board of Directors and Stockholders of Walter Energy, Inc.
We have audited Walter Energy, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Walter Energy, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment:

Management has identified a material weakness in controls related to the review of the calculations and approvals of production royalty payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walter Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated February 26, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Walter Energy, Inc. and its subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP
Birmingham, Alabama
February 26, 2015

WALTER ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$468,532	$260,818
Trade receivables, net	91,057	149,116
Other receivables	127,037	132,647
Inventories	201,598	312,647
Deferred income taxes	16,819	37,067
Prepaid expenses	46,190	39,022
Other current assets	19,542	18,031
Total current assets	970,775	949,348
Mineral interests, net	2,836,801	2,905,002
Property, plant and equipment, net	1,466,297	1,637,552
Other long-term assets	112,256	98,958
	$5,386,129	$5,590,860
LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$12,327	$9,210
Accounts payable	38,980	92,712
Accrued expenses	125,318	133,870
Pension and other postretirement benefits obligation	29,032	37,125
Other current liabilities	215,952	206,984
Total current liabilities	421,609	479,901
Long-term debt	3,123,643	2,769,622
Pension and other postretirement benefits obligation	641,231	572,768
Deferred income taxes	730,685	822,867
Other long-term liabilities	187,380	193,008
Total liabilities	5,104,548	4,838,166
Commitments and Contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares; none issued	—	—
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares; issued— 71,978,113 and 62,577,924 shares, respectively	720	626
Capital in excess of par value	1,668,407	1,613,256
Accumulated deficit	(1,169,498)	(698,930)
Accumulated other comprehensive loss	(218,048)	(162,258)
Total stockholders' equity	281,581	752,694
	$5,386,129	$5,590,860

The accompanying notes are an integral part of the consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,
	2014	2013	2012
Revenues:
Sales	$1,374,422	$1,836,343	$2,381,760
Miscellaneous income	32,923	24,288	18,135
	1,407,345	1,860,631	2,399,895
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	1,266,757	1,558,305	1,796,991
Depreciation and depletion	262,525	311,514	316,232
Selling, general and administrative	72,015	99,994	133,467
Other postretirement benefits	55,476	58,900	52,852
Restructuring and asset impairments	57,508	2,883	49,070
Goodwill impairment	—	—	1,064,409
	1,714,281	2,031,596	3,413,021
Operating loss	(306,936)	(170,965)	(1,013,126)
Interest expense, net	(295,903)	(221,583)	(132,997)
Gain (loss) on extinguishment of debt	33,673	(6,875)	(5,555)
Other income (loss), net	646	(1,418)	(13,081)
Loss from continuing operations before income tax benefit	(568,520)	(400,841)	(1,164,759)
Income tax benefit	(97,952)	(41,838)	(99,204)

Loss from continuing operations	(470,568)	(359,003)	(1,065,555)
Income from discontinued operations	—	—	5,180
Net loss	$(470,568)	$(359,003)	$(1,060,375)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(7.10)	$(5.74)	$(17.04)
Income from discontinued operations	—	—	0.08
Net loss	$(7.10)	$(5.74)	$(16.96)

The accompanying notes are an integral part of the consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2014	2013	2012
Net loss	$(470,568)	$(359,003)	$(1,060,375)
Other comprehensive income (loss), net of tax:
Change in pension and other postretirement benefit plans (net of tax: $1,102, $60,013, and $23,330, respectively)	(33,819)	100,892	(40,501)
Change in unrealized gain (loss) on hedges (net of tax: $1,034, $1,458, and $1,985, respectively)	1,679	2,524	(3,416)
Change in foreign currency translation adjustment	(23,650)	6,073	1,774
Change in unrealized gain (loss) on investments, net of tax	—	(897)	769
Total other comprehensive income (loss), net of tax	(55,790)	108,592	(41,374)
Total comprehensive loss	$(526,358)	$(250,411)	$(1,101,749)

The accompanying notes are an integral part of the consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)

	Total	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$2,136,517	$624	$1,620,430	$744,939	$(229,476)
Net loss	(1,060,375)			(1,060,375)
Other comprehensive loss, net of tax	(41,374)				(41,374)
Stock issued upon the exercise of stock options	161	1	160
Dividends paid, $0.50 per share	(31,246)			(31,246)
Stock based compensation	7,437		7,437
Tax effect from stock-based compensation arrangements	217		217
Other	(766)			(766)
Balance at December 31, 2012	1,010,571	625	1,628,244	(347,448)	(270,850)
Net loss	(359,003)			(359,003)
Other comprehensive income, net of tax	108,592				108,592
Stock issued upon the exercise of stock options	279	1	278
Dividends paid, $0.27 per share(1)	(16,889)		(24,703)	7,814
Stock based compensation	10,154		10,154
Tax effect from stock-based compensation arrangements	(717)		(717)
Other	(293)			(293)
Balance at December 31, 2013	752,694	626	1,613,256	(698,930)	(162,258)
Net loss	(470,568)			(470,568)
Other comprehensive loss, net of tax	(55,790)				(55,790)
Stock issued upon the exercise of stock options	108		108
Dividends paid, $0.04 per share	(2,625)		(2,625)
Stock based compensation	8,170		8,170
Issuance of common stock in connection with extinguishment of debt	49,895	94	49,801
Other	(303)		(303)
Balance at December 31, 2014	$281,581	$720	$1,668,407	$(1,169,498)	$(218,048)
_____________________________

(1)
An adjustment of $7.8 million was made to Capital in Excess of Par Value in the first quarter of 2013 to correct the classification of the dividend declared in the fourth quarter of 2012. See Note 1 in the "Notes to Consolidated Financial Statements."

The accompanying notes are an integral part of the consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net loss	$(470,568)	$(359,003)	$(1,060,375)
Less income from discontinued operations	—	—	(5,180)
Net loss from continuing operations	(470,568)	(359,003)	(1,065,555)
Adjustments to reconcile net loss from continuing operations to net cash flows provided by (used in) operating activities:
Depreciation and depletion	262,525	311,514	316,232
Deferred income tax expense (benefit)	(70,939)	16,518	(132,220)
Amortization of debt issuance costs	15,418	18,717	17,051
Tax effect from stock-based compensation arrangements	—	717	(217)
(Gain) loss on extinguishment of debt	(33,673)	6,875	5,555
Goodwill impairment	—	—	1,064,409
Asset impairment charges	51,556	—	43,103
Other	18,751	1,151	(59,190)
Decrease (increase) in current assets:
Receivables	47,471	(24,918)	44,378
Inventories	92,821	3,599	(62,630)
Prepaid expenses and other current assets	(7,269)	13,775	11,702
Increase (decrease) in current liabilities:
Accounts payable	(51,229)	(4,117)	34,594
Accrued interest	13,106	11,130	8,633
Accrued expenses and other current liabilities	(7,674)	(23,034)	104,062
Cash flows provided by (used in) operating activities	(139,704)	(27,076)	329,907
INVESTING ACTIVITIES
Additions to property, plant and equipment	(92,999)	(153,896)	(391,512)
Proceeds from sale of property, plant and equipment	30,112	—	—
Proceeds from sales of investments	—	1,559	13,239
Other	488	1,824	898
Cash flows used in investing activities	(62,399)	(150,513)	(377,375)
FINANCING ACTIVITIES
Proceeds from issuance of debt	869,800	897,412	496,510
Repayments on revolving credit agreement	—	—	(8,803)
Retirements of debt	(427,165)	(515,195)	(392,851)
Dividends paid	(2,625)	(16,889)	(31,246)
Tax effect from stock-based compensation arrangements	—	(717)	217
Proceeds from stock options exercised	108	279	161
Cash paid upon exercise of warrants	—	—	(11,535)
Debt issuance costs	(27,748)	(41,588)	(24,532)
Other	(303)	(293)	(766)
Cash flows provided by financing activities	412,067	323,009	27,155
Cash flows provided by (used in) continuing operations	209,964	145,420	(20,313)

	For the years ended December 31,
	2014	2013	2012
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by investing activities	—	—	9,500
Effect of foreign exchange rates on cash	(2,250)	(1,203)	(1,016)
Net increase (decrease) in cash and cash equivalents	207,714	144,217	(11,829)
Cash and cash equivalents at beginning of year	260,818	116,601	128,430
Cash and cash equivalents at end of year	$468,532	$260,818	$116,601
SUPPLEMENTAL DISCLOSURES:
Interest paid, net of capitalized interest	$252,124	$191,388	$95,642
Income taxes (refund) paid, net	$(14,288)	$(1,380)	$12,433
The accompanying notes are an integral part of the consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014
NOTE 1—Business and Basis of Presentation
Walter Energy, Inc. ("Walter"), together with its consolidated subsidiaries ("the Company"), is a leading producer and exporter of metallurgical coal for the global steel industry from underground and surface mines with mineral reserves located in the United States (U.S.), Canada and the United Kingdom (U.K.). The Company also extracts, processes, markets and/or possesses mineral reserves for thermal coal and anthracite coal, as well as produces metallurgical coke and coal bed methane gas.
The Company reports all of its operations located in the U.S. in the U.S. Operations segment and its mining operations located in Northeast British Columbia (Canada) and South Wales (United Kingdom) in the Canadian and U.K. Operations segment. The Other segment primarily consists of unallocated Corporate activities and expenditures. See Note 20 for segment information.
Basis of Presentation
The consolidated financial statements include the accounts of all wholly and majority owned subsidiaries. Preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. The notes to consolidated financial statements, except where otherwise indicated, relate to continuing operations only. The 2013 consolidated balance sheet has been reclassified to present current and long-term pension benefit obligations, previously classified in other current liabilities and long-term liabilities, respectively, as a component of pension and other postretirement benefit obligations. In addition, trade receivables, net and other current receivables, which were previously combined and classified as receivables, net, in 2013, have been reclassified to present these components as separate balance sheet line items.
During the second quarter of 2014, the Company corrected its classification of accelerated amortization of debt issuance costs that it recognized upon the extinguishment or partial extinguishment of debt to present these amounts as a component of the gain (loss) recognized upon the extinguishment of debt as one line item in the accompanying Consolidated Statements of Operations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Section 470-50. Components of the gain (loss) on the extinguishment of debt were previously recognized within interest expense and other income (loss) in the accompanying Consolidated Statements of Operations. The Company has concluded that this revision is not material to previously issued financial statements, as the net effect of these revisions did not impact operating loss, net loss, stockholders' equity or cash flows. Previously reported interest expense and other income (loss) have decreased by the same amount to correct the classification and interest income and interest expense have been netted in the current presentation. The following reflects the revisions for the years ended December 31, 2013 and 2012:

	2013	2012
Interest expense, prior to revision	$(233,854)	$(139,356)
Interest income	1,103	804
Revision of loss on extinguishment of debt	11,168	5,555
Interest expense, net revised	$(221,583)	$(132,997)

	2013	2012
Other income (loss), net, prior to revision	$2,875	$(13,081)
Revision of gain on extinguishment of debt	(4,293)	—
Other loss, net revised	$(1,418)	$(13,081)
During the second quarter of 2013, the Company identified an immaterial cumulative error related to the mineral interest value acquired in the acquisition of Western Coal Corp. The related correction resulted in an $8.4 million reduction to depreciation and depletion expense in the quarter. Prior period balances were not restated as management determined that the effect was not material.

During the first quarter of 2013, the Company determined that the $7.8 million cash dividend declared and paid in the fourth quarter of 2012 should have been reported as a reduction to the capital in excess of par value component of stockholders' equity rather than retained earnings as the Company was in an accumulated deficit position. This amount has been reclassified from accumulated deficit to capital in excess of par value. Management has determined that the effect of this classification change was immaterial to the prior reporting period affected as the change had no effect on total stockholders' equity.
During the first quarter of 2013, the Company began to classify certain administrative costs as cost of sales as opposed to selling, general and administrative costs as it determined that these costs are directly supportive of operations. If this classification of these costs had been retrospectively applied, selling, general and administrative expenses for the year ended December 31, 2012 would have been reduced by $24.5 million and cost of sales would have been increased by a similar amount. Prior period balances were not restated as management determined that the effect of this classification change was immaterial to prior reporting periods. The change in classification had no effect on net income.
NOTE 2—Summary of Significant Accounting Policies
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
Concentrations of Credit Risk and Major Customers
The Company's principal line of business is mining and marketing metallurgical coal to foreign steel and coke producers. In 2014, 2013 and 2012, approximately 76%, 83% and 78%, respectively, of the Company's sales revenues were derived from coal shipments to these customers, located primarily in Europe, South America and Asia. At December 31, 2014, 2013 and 2012, approximately 70%, 84% and 87%, respectively, of the Company's net trade receivables related to these customers. During the year ended December 31, 2014 and 2012, no single customer accounted for 10% or more of consolidated revenues. During the year ended December 31, 2013, ArcelorMittal accounted for $233.5 million, or 12.6%, of consolidated revenues. Credit is extended based on an evaluation of the customer's financial condition. In some instances, the Company requires letters of credit, cash collateral or prepayment for shipment from its customers to mitigate the risk of loss. These efforts have consistently led to minimal credit losses.
Revenue Recognition
Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; delivery has occurred; and collectability is reasonably assured. Delivery is considered to have occurred at the time title and risk of loss transfers to the customer. For coal shipments via rail, delivery generally occurs when the railcar is loaded. For coal shipments via ocean vessel, delivery generally occurs when the vessel is loaded. For coke shipments via rail or truck, revenue is recognized when title and risk of loss transfer to the customer, generally at the point of shipment. For natural gas sales, delivery occurs when the gas has been transferred to the pipeline.
Shipping and Handling
Costs incurred to get products to point of sale are included in cost of sales and amounts billed to customers, if any, to cover shipping and handling are included in sales.
Cash and Cash Equivalents
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value.
Allowances for Losses
Allowances for losses on trade accounts receivables are based, in large part, upon judgments and estimates of expected losses and specific identification of problem trade accounts receivables. Significantly weaker than anticipated industry or economic conditions could impact customers' ability to pay such that actual losses may be greater than the amounts provided for in these allowances. The allowance for losses was $1.4 million and $1.3 million at December 31, 2014 and 2013, respectively.

Inventories
Inventories are valued at the lower of cost or market. For the years ended December 31, 2014, 2013 and 2012, the Company recognized lower of cost or market charges of $74.6 million, $126.1 million, and $218.8 million, respectively, which are included within cost of sales exclusive of depreciation and depletion in the accompanying Consolidated Statements of Operations. The Company recognized lower of cost or market charges of $55.4 million, $36.5 million and $17.4 million within depreciation and depletion in the accompanying Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, respectively. The Company's coal inventory costs include labor, supplies, equipment costs, operating overhead, freight, royalties, depreciation and depletion and other related costs. As of December 31, 2014, all of the Company's coal inventories are determined using the first-in, first-out ("FIFO") inventory valuation method. The valuation of coal inventories are subject to estimates due to possible gains and losses resulting from inventory movements from the mine site to storage facilities, inherent inaccuracies in belt scales and aerial surveys used to measure quantities and fluctuations in moisture content. Periodic adjustments to coal tonnages on hand are made for an estimate of coal shortages and overages due to these inherent gains and losses, primarily based on historical results from the results of aerial surveys and periodic coal pile clean-ups. The Company's supplies inventories are determined using the average cost method of accounting. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate market value.
Owned and Leased Mineral Interests
Costs to obtain coal reserves and lease mineral rights are capitalized based on the fair value at acquisition and depleted using the unit-of-production method over the life of proven and probable reserves. Lease agreements are generally long-term in nature (original terms range from 10 to 50 years) and substantially all of the leases contain provisions that allow for automatic extension of the lease term providing certain requirements are met. Depletion expense is included in depreciation and depletion in the accompanying Consolidated Statements of Operations and was $34.7 million, $61.4 million and $99.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Capitalized Interest Costs
For the years ended December 31, 2014, 2013 and 2012, the Company capitalized interest costs in the amounts of $0.5 million, $1.7 million and $7.7 million, respectively.

Asset Retirement Obligations
The Company has certain asset retirement obligations, primarily related to reclamation efforts for its mining operations. These obligations are recognized at fair value in the period incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset is amortized over the useful life of the asset. The present values of the Company's asset retirement obligations were $112.3 million and $116.4 million as of December 31, 2014 and 2013, respectively.
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
Assets and Liabilities Held for Sale
The Company classifies assets and liabilities (disposal groups) to be sold, which do not represent a strategic shift that has or will have a major effect on an entity's operations and financial results, as held for sale that in the period in which all of the following criteria are met: management having the authority to approve the action commits to a plan to sell; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.
Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the accompanying Consolidated Balance Sheets.
See Note 4 for additional discussion on assets and liabilities held for sale.
Impairment of Long-Lived Assets
Property, plant and equipment and other long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. If the carrying amount of an asset or asset groups exceeds its estimated future cash flows, impairment is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset groups. Fair value is generally determined using market quotes, if available, or a discounted cash flow approach. The Company's estimate of future undiscounted cash flows are based on assumptions including long-term metallurgical coal pricing forecasts, anticipated production volumes and mine operating costs for the life of mine or estimated useful life of the asset. Due to market volatility associated with the global coal supply and demand as well as actual mine operating conditions experienced in the years being forecasted, it is possible that the estimate of undiscounted cash flows may change in the near term resulting in a potential need to write down the related assets to fair value, in particular the assets associated with acquired coal reserves.

With the exception of impairments recorded for the sale of the Blue Creek Coal Terminal and the classification of the Gauley Eagle operations as assets and liabilities held for sale, no long-lived asset impairments resulted from the 2014 review. However, as mentioned above, global metallurgical coal pricing is volatile. In light of this volatility, the Company performed a sensitivity analysis and noted that a sustained price decrease of 5% over and above the prices used in the analysis through the life of all its mines would result in a potential impairment of coal reserves related to the Wolverine, Brule, Willow Creek and Aberpergwm mines within the Canadian and U.K. Operations segment. The Company recognized asset impairment charges of approximately $51.6 million for the year ended December 31, 2014 due to the sale of the Blue Creek Coal Terminal and associated properties and the classification of the Gauley Eagle operations as assets held for sale.
For the year ended December 31, 2013, the Company recognized asset impairment charges of approximately $8.0 million related to the earlier than initially anticipated closure of the Alabama North River Mine.
For the year ended December 31, 2012, the Company recognized impairment charges relating to a natural gas exploration project in the U.S. Operations segment and asset impairment charges related to the impairment of property, plant and equipment at the Aberpergwm mine in the Canadian and U.K. Operations segment as carrying values of certain asset groups exceeded their fair value. See Note 4 for additional discussion on asset impairment matters.
Goodwill
Goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but instead is tested for impairment at a minimum annually unless circumstances indicate a possible impairment may exist. The Company performs its annual goodwill testing as of the beginning of the fourth quarter at the reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit. The fair value of each reporting unit is determined using a market approach, an income approach or a combination of each. A number of significant assumptions and estimates are involved in determining fair value of the reporting unit including markets, sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. During the year ended December 31, 2012, the Company performed a goodwill impairment test and a goodwill impairment charge of $1.1 billion was recorded. There was no goodwill impairment charge in either 2014 or 2013.
See Note 3 for additional discussion on goodwill impairment matters.
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
See Note 14 for additional discussion of employee benefit plans.
Workers' Compensation and Pneumoconiosis ("Black Lung") Benefits
The Company is insured for workers' compensation benefits for work related injuries that occur within its U.S. operations. The Company retains the first $1 million to $2 million per accident for all U.S. subsidiaries and is fully insured above the deductible for statutory limits, with the exception of Jim Walter Resources located in Alabama, where the Company retains any amount in excess of $15 million per accident. Workers' compensation liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data of the operating subsidiary or combined insurance industry data when historical data is limited. Workers' compensation liabilities were as follows (in thousands):

	December 31,
	2014	2013
Undiscounted aggregated estimated claims to be paid	$50,417	$46,119
Workers' compensation liability recorded on a discounted basis	$43,643	$40,238
The Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for that year until all claims are paid. The weighted average rate used for discounting the 2014 policy year liability at December 31, 2014 was 1.60%. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.3 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.3 million.
The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended, and is self-insured for certain amounts of black lung related claims. The Company performs an annual evaluation of the overall black lung liabilities at the December 31st balance sheet date. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. The present value of the obligation recorded by the Company using a discount factor of 4.34% for 2014 and 5.28% for 2013 was $21.8 million and $17.2 million as of December 31, 2014 and 2013, respectively. A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $3.3 million, while a one-percentage-point decrease in the discount rate would increase the liability by $4.3 million.
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
During the year ended December 31, 2014, the Company did not hold any non-derivative instruments designated as hedges or any derivatives designated as fair value hedges. In addition, the Company does not enter into derivative financial instruments for speculative or trading purposes. Derivative contracts are entered into only with counterparties that management considers creditworthy. Cash flows from hedging activities are reported in the statement of cash flows in the same classification as the hedged item, generally as a component of cash flows from operations.
Foreign Currency
The functional currency of the Company's Canadian operations is the U.S. dollar, while the U.K. operation's functional currency is the British Pound. The Company's Canadian operations' monetary assets and liabilities are remeasured at period end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. The Company's U.K. operations' assets and liabilities are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. For the Company's Canadian operations, gains and losses from foreign currency remeasurement related to tax balances are included as a component of income tax expense while all other remeasurement gains and losses are included in miscellaneous income

(expense). For the Company's U.K. operations, foreign currency translation adjustments are reported in OCI. The foreign currency remeasurement gain recognized in miscellaneous income for the year ended December 31, 2014 was $5.8 million compared to $8.0 million for the year ended December 31, 2013.
Stock-Based Compensation
The Company periodically grants stock-based awards to employees and its Board of Directors and records the related compensation expense during the period of vesting. This compensation expense results in a corresponding credit to capital in excess of par value and the expense is generally recognized in selling, general and administrative expenses and cost of sales, as appropriate, utilizing the graded vesting method for stock options and the straight-line method for restricted stock units. The Company uses the Black- Scholes option pricing model to value stock option grants and estimates forfeitures in calculating the expense related to stock-based compensation. The Company uses the Monte Carlo simulation to value its performance share units in calculating the expense related to stock-based compensation. See Note 6 for additional disclosures on stock-based compensation and equity awards.
Environmental Expenditures
The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. See Note 16 for additional disclosures of environmental matters.
Deferred Financing Costs
The costs to obtain new debt financing or amend existing financing agreements are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the effective interest method. The unamortized balance of deferred financing costs was $54.8 million and $62.7 million at December 31, 2014 and 2013, respectively. Amounts classified as current were $10.3 million and $14.9 million at December 31, 2014 and 2013, respectively. Current amounts are included in other current assets and non-current amounts are included in other long-term assets in the accompanying Consolidated Balance Sheets.
Income (Loss) per Share
The Company calculates basic income (loss) per share based on the weighted average common shares outstanding during each period and diluted income (loss) per share based on weighted average common shares and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares include the dilutive effect of stock awards. See Note 15 for additional disclosures on income (loss) per share.
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
When the Company concludes that all or part of the net deferred income tax assets are not realizable in the future, the Company makes an adjustment to the valuation allowance that is charged to earnings in the period such determination is made.
See Note 10 for additional disclosures on the accounting for income taxes.
New Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014‑08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014‑08 improves the definition of discontinued operations by limiting the discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. The amendments in ASU 2014‑08 are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The Company has early adopted this standard and is in compliance.
NOTE 3—Goodwill Impairment
During 2012, domestic and international metallurgical coal markets deteriorated as a result of slowing economic activity in Europe and Asia, an oversupply of coal due to the settlement of labor unrest issues in Australia and a decline in the production of steel. The changes to the market outlook resulted in the Company reviewing its operating strategy and related capital investment projects during the third quarter of 2012. Based on this review, the Company decided to reduce capital spending and to curtail mining operations at certain mines in its Canadian and U.K. Operations segment.
The changes to the market outlook combined with planned reductions in capital spending, plans to curtail mining operations at certain mines in the Company's Canadian and U.K. Operations segment, and a significant decrease in the Company's common stock price indicated that the fair value of the Company's goodwill could be less than its carrying value. Accordingly, the Company performed an interim goodwill impairment test and recorded a goodwill impairment charge of $74.3 million to reduce the carrying value of goodwill to its implied fair value for two reporting units in the U.S. Operations segment and $990.1 million for two reporting units in the Canadian and U.K. Operations segment.
The market approach was utilized to estimate the fair value of three of the Company's four reporting units and the income approach was used for one reporting unit where there were no market comparable data available. The market approach is based on a guideline public company methodology. Under the guideline public company method, certain operating metrics from a selected group of publicly traded guideline companies that have operations similar to the Company's reporting units were used to estimate the fair value of the reporting units. The income approach is based on a discounted cash flow methodology in which expected future net cash flows are discounted to present value, using an appropriate after-tax weighted average cost of capital. The valuation methodology utilized to allocate the estimated fair value of the reporting units to the underlying assets and liabilities contained within the individual reporting units for the goodwill impairment test was primarily based on an income approach. The income approach uses future discounted cash flow estimates in which future net cash flows projected to result from such assets were discounted to present value using an appropriate after-tax weighted average cost of capital.
NOTE 4—Restructuring and Asset Impairments
On August 25, 2014, the Company completed the sale of the Blue Creek Coal Terminal and associated properties (collectively "BCCT") located in Mobile, Alabama, to the Alabama State Port Authority for $25.0 million. Additionally, the parties amended and extended the existing coal handling agreement. The BCCT assets were part of the U.S. Operations segment. The Company recognized an impairment charge of approximately $23.1 million in the second quarter of 2014 in anticipation of the sale. This charge is included in restructuring and asset impairments in the Consolidated Statements of Operations. The carrying value of the BCCT assets as of December 31, 2013 was $47.5 million and was included in property, plant and equipment, net, within the Consolidated Balance Sheets.
In the second quarter of 2014, the Company idled the Canadian Operations, which included the Wolverine, Brule and Willow Creek mines in the Canadian and U.K. Operations segment. The Wolverine Mine was placed on idle status in April 2014 and the Brazion operations (which include the operations of Brule and Willow Creek) were placed on idle status in June 2014. In connection with this idling, the Company recognized restructuring charges of $4.7 million in the Canadian and U.K. Operations segment for the year ended December 31, 2014. The Company also recognized restructuring charges of approximately $0.7 million in the U.S. Operations segment and $0.5 million in the Other segment for the year ended December 31, 2014.
In 2013, the Company recognized a gain of $17.0 million due to the release of a below market contract liability that was obtained through the acquisition of North River which was partially offset by asset impairment charges of approximately $9.3 million related to the accelerated closure of the North River Mine. The Company also incurred $10.7 million of costs related to the curtailment of the Willow Creek Mine.
In the fourth quarter of 2012, the Company curtailed operations at its Aberpergwm underground coal mine in the U.K. and recognized restructuring and asset impairment charges of $9.1 million in the Canadian and U.K. Operations segment, of which $6.0 million related to severance and other obligations and $3.1 million related to the impairment of property, plant and equipment as the carrying values of certain assets exceeded their fair value. The Company also recorded a pre-tax charge of $40 million ($25 million after-tax) within the U.S. Operations segment in the third quarter of 2012 to write off capitalized exploratory costs associated with a natural gas exploration project that had not proved capable of providing commercially sufficient quantities of proven reserves to be economical.

All of these charges are presented as restructuring and asset impairments in the Consolidated Statements of Operations.
Assets and Liabilities Held for Sale
In the fourth quarter of 2014, the Company committed to a plan to sell the assets of the idled Gauley Eagle operations within our U.S. Operations segment located in West Virginia. The planned sale of the Gauley Eagle operations does not represent a strategic shift in the operations of the Company and does not and will not have a significant effect on the Company's operations or financial results. The Company expects to dispose of these assets within the next twelve months. As of December 31, 2014, the Company has determined that these operations met the criteria to be classified as held for sale. The following table summarizes the fair value of the Gauley Eagle operations assets and liabilities held for sale as of December 31, 2014 (in thousands):

December 31, 2014
Mineral interests, net	$1,654
Property, plant and equipment, net	1,527
Advance mining royalties	3,368
Other current assets	$6,549

Asset retirement obligations	$4,049
Other current liabilities	$4,049
The following table summarizes the carrying value of the Gauley Eagle operations assets and liabilities as of December 31, 2013 (in thousands):

December 31, 2013
Mineral interests, net	$16,464
Property, plant and equipment, net	20,233
Advance mining royalties (1)	2,863
$39,560

Asset retirement obligations (1)	$7,365
$7,365
_____________________________
(1) Advance mining royalties and asset retirement obligations are reported within other long-term assets and other long-term liabilities, respectively, in the Consolidated Balance Sheet as of December 31, 2013.
Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. Fair value was determined based upon the anticipated sales price of the Gauley Eagle operations and is categorized as Level 3 in the fair value hierarchy. Accordingly, in the fourth quarter of 2014, the Company recorded an impairment charge of approximately $28.5 million. The charge is included in restructuring and asset impairments in the Consolidated Statements of Operations.
NOTE 5—Discontinued Operations
Closure of Kodiak Mining Co.    In 2012, the Company divested the Kodiak Mining Company, LLC, assets and liabilities for $9.5 million cash. This mine was closed in 2008 and the sale resulted in a gain of $8.2 million ($5.2 million after-tax). The Company has reported the results of operations and cash flows of Kodiak as discontinued operations for the year ended December 31, 2012.

NOTE 6—Equity Award Plans
The stockholders of the Company approved the 2014 Long-Term Incentive Award Plan (as amended, the "2014 Plan") and 2002 Long-Term Incentive Award Plan (as amended, the "2002 Plan"). An aggregate of 4.3 million shares of the Company's common stock have been reserved for grant and issuance of incentive and non-qualified stock options, stock appreciation rights and stock awards respectively for the 2014 Plan. No new awards are to be granted under the 2002 Plan.
Under the 2014 Plan and the 2002 Plan, an option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors (generally, vesting occurs over three years in equal annual increments), but no option will be exercisable after the tenth anniversary of the date on which it is granted. The Company may also grant restricted stock unit awards. The Company has granted restricted stock unit awards which generally fully vest and settle in shares of common stock after three years of continuous employment or over three years in equal annual increments.
For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock-based compensation expense for its continuing operations related to equity awards totaling approximately $8.0 million, $10.1 million, and $7.3 million, respectively. These amounts are included in selling, general and administrative expenses and have been allocated to the reportable segments. There was no income tax benefit recognized during 2014 for share-based compensation as management concluded that such tax benefits might not be realized. The total income tax benefits for share-based compensation arrangements recognized in the statements of operations were $3.8 million and $2.7 million during 2013 and 2012, respectively.
A summary of activity related to stock options for the year ended December 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000) (1)
Outstanding at December 31, 2013	749,616	$40.88
Granted	629,963	$10.45
Exercised	(18,300)	$5.89
Forfeited or expired	(105,538)	$21.64
Outstanding at December 31, 2014	1,255,741	$27.75	7.03	$—
Exercisable at December 31, 2014	517,384	$44.92	4.30	$—
_____________________________

(1) The market price of all outstanding and exercisable stock options as of December 31, 2014 was less than the exercise price resulting in no intrinsic value.
The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2014, 2013 and 2012 were $5.57, $15.83 and $36.97, respectively. The total amount of cash received from exercise of stock options during the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.3 million and $0.2 million, respectively. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was $0.1 million, $0.5 million and $1.4 million, respectively.
Weighted average assumptions used to determine the grant-date fair value of options granted were:

	For the years ended December 31,
	2014	2013	2012
Risk free interest rate	1.53%	1.13%	0.85%
Dividend yield	0.25%	1.10%	0.55%
Expected life (years)	5.02	4.98	4.95
Volatility	63.62%	73.54%	75.79%

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
A summary of activity related to restricted stock units during the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	209,511	$63.67
Granted	597,434	$9.82
Vested	(115,115)	$83.33
Forfeited or expired	(68,145)	$15.47
Outstanding at December 31, 2014	623,685	$13.73
The weighted-average grant-date fair values of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 were $9.82, $34.03 and $63.17, respectively. The total fair value of restricted stock units vested during 2014, 2013 and 2012 was $9.6 million, $3.4 million and $2.1 million, respectively.
Performance-Based Share Units
During 2014, the Board of Directors approved the grant of 168,029 performance-based share units. The performance-based share units are awarded to executive officers and key employees and generally cliff vest after two or three years (with accelerated vesting upon a change of control). Performance-based share units granted represent the number of shares of common stock to be issued based on the achievement of targeted performance levels related to total shareholder return goals over a two or three year period and may range from 0% to 200% of the targeted amount. The grant date fair value of the awards is based upon a Monte Carlo simulation and is amortized over the performance period. Upon vesting of performance-based share units, the Company issues authorized and unissued shares of the Company's common stock to the recipient.
A summary of activity related to performance-based share units during the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	53,874	$52.38
Granted	168,029	$12.13
Vested	—	$—
Forfeited or canceled	(18,063)	$20.55
Outstanding at December 31, 2014	203,840	$22.02
Unrecognized compensation costs related to restricted stock units granted were approximately $2.2 million as of December 31, 2014. These costs are to be recognized over a weighted average period of 2.0 years. Unrecognized compensation costs related to stock options granted were approximately $1.4 million and are to be recognized over a weighted average period of 1.9 years. Unrecognized compensation costs related to performance-based share units compensation arrangements granted were approximately $1.1 million and are to be recognized over a weighted average period of 1.7 years.
Employee Stock Purchase Plan
All full-time employees of the Company who have attained the age of majority in the country in which they reside are eligible to participate in the employee stock purchase plan, which was adopted in January 1996 and amended in April 2004. The Company contributes a sum equal to 15% (20% after five years of continuous participation) of each participant's actual payroll deduction as authorized, and remits such funds to a designated brokerage firm that purchases shares of the Company's common stock for the accounts of the participants, in the open market. The total number of shares that may be purchased under the plan is 3.5 million. Shares purchased under the plan during the years ended December 31, 2014, 2013 and 2012 were approximately 794,680, 217,900 and 86,200, respectively, and the Company's contributions recognized as expense were approximately $0.4 million, $0.3 million and $0.5 million, respectively, for such years. Effective February 1, 2015, participation in the Employee Stock Purchase Plan was suspended.

NOTE 7—Receivables
Trade receivables are summarized as follows (in thousands):

	December 31,
	2014	2013
Trade receivables	$92,418	$150,394
Less: Allowance for losses	(1,361)	(1,278)
Trade receivables, net	$91,057	$149,116
Other receivables are summarized as follows (in thousands):

	December 31,
	2014	2013
Tax receivables	$123,826	$127,130
Miscellaneous receivables	3,211	5,517
Other receivables	$127,037	$132,647
NOTE 8—Inventories
Inventories are summarized as follows (in thousands):

	December 31,
	2014	2013
Coal	$136,335	$238,820
Raw materials, supplies and other	65,263	73,827
Total inventories	$201,598	$312,647
NOTE 9—Mineral Interests and Property, Plant and Equipment
Mineral interests totaled $3,083.5 million and $3,146.0 million as of December 31, 2014 and 2013, respectively. The related accumulated depletion totaled $246.7 million and $241.0 million as of December 31, 2014 and 2013, respectively.
Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2014	2013
Land	$38,624	$79,733
Land improvements	29,739	43,107
Building and leasehold improvements	417,352	420,142
Mine development costs	262,641	255,680
Machinery and equipment	1,613,033	1,569,318
Gas properties and related development	190,233	188,527
Construction in progress	53,774	61,933
Total	2,605,396	2,618,440
Less: Accumulated depreciation	(1,139,099)	(980,888)
Net	$1,466,297	$1,637,552

NOTE 10—Income Taxes
Income tax expense (benefit) applicable to continuing operations consists of the following (in thousands):

	For the years ended December 31,
	2014			2013			2012
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(24,660)	$24,221	$(439)	$(54,312)	$103,851	$49,539	$49,236	$(45,330)	$3,906
State	160	94	254	(3,906)	15,040	11,134	3,860	(1,747)	2,113
Foreign	(2,513)	(95,254)	(97,767)	(138)	(102,373)	(102,511)	(20,080)	(85,143)	(105,223)
Total	$(27,013)	$(70,939)	$(97,952)	$(58,356)	$16,518	$(41,838)	$33,016	$(132,220)	$(99,204)
The foreign benefit for income taxes is based on foreign pre-tax losses of $189.5 million in 2014 as compared with foreign pretax losses of $222.3 million and $1.2 billion in 2013 and 2012, respectively.
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
As of December 31, 2014 and December 31, 2013, the significant components of the Company's deferred income tax assets and liabilities were (in thousands):

	December 31,
	2014	2013
Deferred income tax assets:
Net operating losses and credit carryforwards	$403,572	$278,016
Accrued expenses	23,414	19,033
Contingent interest	46,089	42,763
Other postretirement benefits	222,297	223,346
Pension obligations	26,893	2,925
Other	14,275	1,377
Total	736,540	567,460
Less: valuation allowance for deferred income tax assets	(333,650)	(166,265)
Net deferred income tax assets	402,890	401,195
Deferred income tax liabilities:
Prepaid expenses	(18,514)	(13,494)
British Columbia mineral tax	(159,360)	(184,680)
Property, plant and equipment	(938,882)	(990,580)
Total deferred income tax liabilities	(1,116,756)	(1,188,754)
Net deferred income tax liability	$(713,866)	$(787,559)
Deferred income taxes are classified as follows:
Current deferred income tax asset	$16,819	$37,067
Other current liabilities	—	(1,759)
Noncurrent deferred income tax liability	(730,685)	(822,867)
Net deferred tax liability	$(713,866)	$(787,559)
As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred income tax assets. As of December 31, 2014, management determined that sufficient negative evidence exists to conclude that deferred income tax assets of $333.7 million will more than likely not be realized. In recognition of this risk, the Company increased the valuation allowances by $167.4 million. The tax benefits related to any future reversals of the valuation allowances on deferred income tax assets as of December 31, 2014 will be accounted for as a reduction to income tax expense.
As of December 31, 2014, the Company's U.S. net operating losses ("NOLs") consisted of $332.6 million of federal NOLs and $633.7 million of state NOLs available as offsets to future years' taxable income. The NOLs primarily expire between 2026 and 2034. The Company has alternative minimum tax credits of $37.3 million and general business credits of $6.7 million as of December 31, 2014. The general business credits are subject to expiration between 2026 and 2034. The alternative minimum tax credits may be carried forward indefinitely. In the Company's evaluation of the need for a valuation allowance on the U.S. deferred income tax assets, the Company considered all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, carryback of future period losses to prior periods, projected future taxable income, tax planning strategies and recent financial performance. Based on the Company's review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss, it was concluded that a valuation allowance should remain against those deferred income tax assets that are not expected to be realized through future sources of taxable income generated from carrybacks of future period losses, scheduled reversals of deferred income tax liabilities and tax planning strategies. As a result, a valuation allowance was recorded to reflect the portion of the U.S. federal and state deferred income tax assets that are not likely to be realized based upon all available evidence. If the Company later determines that the Company will more likely than not realize all, or a portion, of the U.S. deferred income tax assets, the Company will reverse the valuation allowance in a future period. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.
As of December 31, 2014, the Company's foreign subsidiaries had $889.3 million of ordinary non-U.S. NOLs and $1.3 million of non-U.S. capital losses available for carryforward. Canadian ordinary NOLs of $747.6 million will expire between 2031 and 2034, while Canadian capital losses of $1.3 million have an indefinite carryforward period. U.K. ordinary NOLs of $141.7 million have an indefinite carryforward period. The Company believes the Canadian and U.K Operations will have sufficient future sources of taxable income from the reversal of taxable temporary differences to utilize the non-capital and capital losses prior to expiration. The Company has $106.4 million of Canadian unrealized losses for which the Company has a full valuation allowance recorded. Additionally, the Company has established a full valuation allowance against $13.5 million of future British Columbia mineral tax deductions that are not expected to provide future tax benefits.
The income tax expense (benefit) at the Company's effective tax rate differed from the U.S. statutory rate of 35% as follows (in thousands):

	For the years ended December 31,
	2014	2013	2012
Loss from continuing operations before income tax expense	$(568,520)	$(400,841)	$(1,164,759)
Tax benefit at statutory tax rate of 35%	(198,982)	(140,294)	(407,665)
Effect of:
Excess depletion benefit	(8,667)	(17,524)	(26,107)
Taxation of foreign operations	(7,894)	(5,663)	(11,945)
British Columbia mineral tax foreign currency effect	(15,727)	(26,778)	3,643
British Columbia mineral tax	(10,845)	(14,697)	(22,365)
Goodwill impairment	—	—	372,543
State and local income tax, net of federal effect	(12,840)	(6,947)	2,470
U.S. domestic production activities benefit	—	—	(2,950)
Valuation allowance on deferred tax assets	158,305	145,322	19,189
Impact of statutory tax rate changes	89	14,660	(3,772)
Credits and other incentives	(2,704)	(659)	(2,301)
Impact of West Virginia legal entity restructuring	—	10,084	—
Other	1,313	658	(19,944)
Tax benefit recognized	$(97,952)	$(41,838)	$(99,204)
There was no income tax benefit recognized during 2014 for share-based compensation due to a full valuation allowance recognized on the related deferred income tax assets. Income tax expense attributable to equity-based compensation transactions that were allocated to stockholders' equity were $0.7 million in 2013 as compared to a net excess tax benefit of $0.8 million in 2012.

The Company files income tax returns in the U.S., Canada, U.K., and in various state, provincial and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. The statute of limitations related to the U.S. consolidated federal income tax returns is closed for years prior to August 31, 1983 and for the years ended May 31, 1997, 1998 and 1999. The impact of any U.S. federal changes for these years on state income taxes remains subject to examination for a period up to five years after formal notification to the states. The Company generally remains subject to income tax in various states for prior periods ranging from three to eleven years depending on jurisdiction. In the Company's major non-U.S. jurisdictions, tax years are typically subject to examination for three to six years.
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
In connection with the U.S. Bankruptcy Proceedings, the Internal Revenue Service ("IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An opinion was issued by the Bankruptcy Court in June 2010 with respect to two of the disputed issues. The Bankruptcy Court instructed both parties to submit a final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Bankruptcy Court granted an extension of time of 90 days from the initial submission date to submit the final order. Additional extensions of time to submit the proposed final order were granted in November 2010, February 2011, May 2011, September 2011, January 2013, May 2013 and December 2013. At the request of the IRS, in December 2013 the Bankruptcy Court granted an additional extension of time to submit the final order. As of December 31, 2014, both parties are still reviewing the litigation issues in order to submit the final order.
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
The IRS completed its audits of the Company's federal income tax returns for the years ended May 31, 2000 through December 31, 2008. The IRS issued 30-Day Letters to the Company in June 2010 and July 2012, proposing changes to tax for these tax years. The Company believes its tax filing positions have substantial merit and filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case was assigned to the Appeals Division of the IRS. The Appeals Division convened a hearing on March 8, 2011 and heard arguments from both parties as to issues not settled or conceded for the 2000 through 2008 audit periods. In September 2014, the IRS Appeals Office returned these tax periods to IRS Examination Division to be placed into suspense pending the resolution of the tax periods that are in the U.S. Bankruptcy Court. The disputed issues in these audit periods are similar to the issues remaining in the Proof of Claim.
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
It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months. The Company anticipates a final order will be issued by the Bankruptcy Court in the near future settling the issues in the Proof of Claim. A final order by the Bankruptcy Court would permit a resolution of similar issues for the tax years currently under IRS Exam (2000-2012). As of December 31, 2014, the Company had $33.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. Due to the uncertainty related to the potential outcome of these matters, any possible changes in unrecognized tax benefits cannot be reasonably estimated.

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
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits excluding penalties and interest is as follows (in thousands):

	December 31,
	2014	2013	2012
Gross unrecognized tax benefits at beginning of year	$76,288	$89,631	$92,758
Increases for tax positions taken in prior years	734	347	10,019
Increases in tax positions for the current year	—	—	8,058
Decreases for tax positions taken in prior years	(3,086)	(13,690)	(18,440)
Decreases for lapse of statute of limitations	—	—	(2,764)
Gross unrecognized tax benefits at end of year	$73,936	$76,288	$89,631
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $67.3 million, $69.1 million and $87.6 million at December 31, 2014, 2013, and 2012, respectively. The Company recognizes interest expense and penalties related to unrecognized tax benefits as components of interest expense and selling, general and administrative expenses.
For the years ended December 31, 2014, 2013, and 2012, interest expense includes $9.1 million, $9.0 million and $10.4 million, respectively, for interest accrued on the liability for unrecognized tax benefits and for issues identified in the Proof of Claim. As of December 31, 2014, the Company had accrued interest and penalties related to unrecognized tax benefits and the Adversary Proceeding of $123.6 million, of which $121.9 million is included in other current liabilities and $1.7 million is included in other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2014.
NOTE 11—Asset Retirement Obligations
As of December 31, 2014 and 2013, asset retirement obligation accruals for mine reclamation and closure costs were $112.3 million and $116.4 million, respectively. The portion of the costs expected to be paid within a year of $22.7 million and $23.9 million as of December 31, 2014 and 2013, respectively, is included in other current liabilities. The portion of costs expected to be incurred beyond one year of $89.6 million and $92.5 million as of December 31, 2014 and 2013, respectively, is included in other long-term liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2014 or 2013.
Changes in the asset retirement obligations are as follows:

	December 31,
	2014	2013
Balance at beginning of year	$116,393	$89,478
Accretion expense	11,011	9,079
Revisions in estimated cash flows	(87)	26,453
Obligations settled	(10,941)	(8,617)
Obligations held for sale (1)	(4,049)	—
Balance at end of year	$112,327	$116,393
_____________________________

(1) In the fourth quarter of 2014, the Company determined that the Gauley Eagle operations within the Company's U.S. Operations segment located in West Virginia met the criteria to be classified as held for sale. See Note 4 to the Consolidated Financial Statements.

NOTE 12—Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following:

	December 31,
	2014	2013
Accrued professional fees	$23,341	$23,855
Accrued wages and employee benefits	28,299	41,938
Accrued interest	42,329	34,473
Freight	10,144	11,105
Other	21,205	22,499
Total accrued expenses	$125,318	$133,870
Other current liabilities consisted of the following:

	December 31,
	2014	2013
Accrual for tax interest and penalties	$121,861	$111,581
Accrual for uncertain tax positions	42,488	42,433
Asset retirement obligations	22,740	23,937
Liabilities held for sale	4,049	—
Other	24,814	29,033
Total other current liabilities	$215,952	$206,984
NOTE 13—Debt
Debt consisted of the following (in thousands):

	December 31, 2014	December 31, 2013	Weighted Average Interest Rate at December 31, 2014	Final Maturity
2011 term loan A	$—	$406,566	—%	—
2011 term loan B	978,178	978,178	7.25%	2018
9.50% senior secured notes	970,000	450,000	9.50%	2019
11.00% / 12.00% senior secured PIK toggle notes	350,000	—	11.00% / 12.00%	2020
9.875% senior notes	388,000	500,000	9.88%	2020
8.50% senior notes	450,000	450,000	8.50%	2021
Other (1)	18,085	14,876	Various	Various
Debt discount, net	(18,293)	(20,788)
Total Debt	3,135,970	2,778,832
Less: current debt (1)	(12,327)	(9,210)
Total long-term debt	$3,123,643	$2,769,622
___________________________

(1)	This balance includes capital lease obligations (see Note 16) and an equipment financing agreement.

The Company's minimum debt repayment schedule, excluding interest, as of December 31, 2014 is as follows (in thousands):

	Payments Due
	2015	2016	2017	2018	2019	Thereafter
2011 term loan B	$—	$—	$—	$978,178	$—	$—
9.50% senior secured notes	—	—	—	—	970,000	—
11.0%/12.0% senior secured PIK toggle notes	—	—	—	—	—	350,000
9.875% senior notes	—	—	—	—	—	388,000
8.50% senior notes	—	—	—	—	—	450,000
Other debt	12,327	5,758	—	—	—	—
	$12,327	$5,758	$—	$978,178	$970,000	$1,188,000
2011 Credit Agreement
On April 1, 2011, the Company entered into a $2.725 billion credit agreement (the "2011 Credit Agreement") to partially fund the acquisition of Western Coal and to pay off all outstanding loans under the 2005 Credit Agreement. The 2011 Credit Agreement consisted of (1) a $950.0 million principal amortizing term loan A facility maturing in April 2016, (2) a $1.4 billion principal amortizing term loan B facility maturing in April 2018 and (3) a $375.0 million multi-currency revolving credit facility maturing in April 2016. The Revolver provides for operational needs and letters of credit. The Company's obligations under the 2011 Credit Agreement are secured by the Company's domestic and foreign real, personal and intellectual property.
On March 27, 2014, the Company utilized the net proceeds from the $200.0 million of First Lien Notes (as defined below) and $350.0 million of Second Lien Notes (as defined below) to repay in full term loan A debt, increase its liquidity and pay related fees and expenses.
Credit Agreement Amendments
During 2014, the Company entered into the Sixth, Seventh and Eighth Amendments to the 2011 Credit Agreement (collectively, the "Amendments") which, among other things, (1) permitted repayment of term loan A without a pro-rata repayment to term loan B, (2) extended the maturity of 81.6% of its revolving commitments (the "2017 revolver") to October 2017 with reduced availability of $60.0 million, (3) reduced availability of the non-extending revolving lenders (the "2016 revolver") to $16.9 million, (4) eliminated the liquidity and fixed charge coverage maintenance covenants, (5) provided for a 0.50% increase in the interest rate payable on the term loan B, and (6) suspended the senior secured leverage ratio covenant until the aggregate amount outstanding, excluding outstanding letters of credit, under the 2016 revolver and the 2017 revolver (collectively, the "revolver) exceeds 30%, or $23.1 million, of the total revolving commitment of $76.9 million. In connection with these Amendments, the Company recognized a loss on early extinguishment of debt of $6.5 million.
As of December 31, 2014, the revolver and term loan B interest rates were tied to LIBOR or CDOR, plus a credit spread of 550 basis points for the revolver and 625 basis points on the term loan B debt, adjusted quarterly based on the Company's total leverage ratio as defined by the amended 2011 Credit Agreement. The term loan B has a minimum LIBOR floor of 1.0%. The revolver loans can be denominated in either U.S. dollars or Canadian dollars at the Company's option. The commitment fee on the unused portion of the 2016 revolver is 0.5% and on the 2017 revolver is 0.625%. As of December 31, 2014, there were no borrowings outstanding under the revolver, with $2.8 million available under the Company's $16.9 million revolving credit facility, net of outstanding letters of credit of $14.1 million, and $9.9 million available under the Company's $60.0 million 2017 revolver, net of outstanding letters of credit of $50.1 million, for a total availability of $12.7 million. All borrowings under the revolver must be made pro-rata between the 2016 and 2017 revolver through the maturity of the 2016 revolver. The unamortized balance of the debt issuance discount on the term loan B of $11.9 million and the revolver of $1.5 million at December 31, 2014, will be accreted to interest expense over the term of the debt until maturity using the effective interest rate method.
First Lien Notes
On March 27, 2014 and July 14, 2014, the Company issued $200.0 million and $320.0 million aggregate principal amount of 9.50% Senior Secured Notes, respectively. These notes are an addition to the $450.0 million of the Company’s 9.50% Senior Secured Notes that were issued on September 27, 2013 (collectively, the “First Lien Notes”). The First Lien Notes will mature on October 15, 2019, and interest is payable on April 15 and October 15 of each year.

The Company utilized $245.7 million of the net proceeds from the $450.0 million in First Lien Notes issued in September 2013 to extinguish $250.0 million of term loan A debt through a dutch auction process. In 2013, the Company recognized a net gain on early extinguishment of debt of approximately $1.0 million. In March 2014, the Company issued $200.0 million First Lien Notes and $350.0 million Second Lien Notes to repay in full its term loan A debt, increase liquidity and pay related fees and expenses. The Company recognized a loss on early extinguishment of debt of approximately $13.9 million.
The First Lien Notes are unconditionally guaranteed, jointly and severally, by certain 100% owned U.S. domestic restricted subsidiaries of the Company (the "Guarantors") and are secured on a first priority basis, equally and ratably with the Company’s Credit Agreement and any future pari passu secured obligations (subject to permitted liens) on substantially all of the Company’s and the Guarantor’s property and assets, which also secure the Company’s Second Lien Notes on a second priority basis.
At any time prior to October 15, 2016, the Company may redeem up to 35% of the First Lien Notes with the net cash proceeds from certain equity offerings, at a redemption price of 109.50% of the aggregate principal amount. The Company may redeem the First Lien Notes, in whole or in part, prior to October 15, 2016, at a redemption price equal to 100% of the principal amount plus a "make-whole" premium. The Company may redeem the First Lien Notes, in whole or in part, at redemption prices equal to 107.125% of principal amount for the year commencing October 15, 2016, 102.375% of principal amount for the year commencing October 15, 2017 and 100% of principal amount beginning on October 15, 2018. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the First Lien Notes, the Company will be required to offer to repurchase each holder's First Lien Notes at a price equal to 101% of the aggregate principal amount. The unamortized balance of the debt issuance discount of $2.7 million at December 31, 2014, will be accreted to interest expense over the life of the First Lien Notes using the effective interest method.
Second Lien Notes
On March 27, 2014, the Company issued $350.0 million of 11.0%/12.0% Senior Secured Second Lien Payment-in-Kind ("PIK") Toggle Notes due April 1, 2020 (the "Second Lien Notes"). These notes are unconditionally guaranteed, jointly and severally, by each of the Company's current and future 100% owned domestic restricted subsidiaries that from time to time guarantee any of the Company's indebtedness or any indebtedness of any of the Company's restricted subsidiaries (the "Guarantors"). The Second Lien Notes and the guarantees are secured on a second priority basis, equally and ratably with all future second lien obligations, on substantially all of the Company's and the guarantors' property and assets, which also secure the Company's 2011 Credit Agreement and First Lien Notes on a first priority basis. Interest on these notes is payable on April 1 and October 1 of each year, commencing on October 1, 2014.
The Company may elect to pay interest on the Second Lien Notes (1) entirely in cash, at a rate of 11.0% per annum, or (2) with a combination of (i) 50% cash and 50% by increasing the principal amount of the outstanding Second Lien Notes or issuing additional Second Lien Notes ("PIK Interest") or (ii) 75% cash and 25% PIK Interest. Interest on PIK Interest accrues on the Second Lien Notes at a rate equal of 12.0% per annum. The Company is required to pay the first and last interest payments entirely in cash. The Company has elected to pay 50% cash and 50% PIK Interest for the next interest payment date of April 1, 2015.
At any time prior to April 1, 2017, the Company may redeem up to 35% of the Second Lien Notes with the net cash proceeds of certain equity offerings, at a redemption price of 111.0% of the principal amount. The Company may redeem the Second Lien Notes, in whole or in part, prior to April 1, 2017 at a redemption price equal to 100% of the principal amount of the Second Lien Notes plus a "make-whole" premium of 1.625% and accrued and unpaid interest. The Company may redeem the Second Lien Notes, in whole or in part, at redemption prices equal to 105.5% of principal amount for the year commencing April 1, 2017, 102.75% of principal amount for the year commencing April 1, 2018 and 100% of principal amount beginning on April 1, 2019. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the Second Lien Notes, the Company will be required to offer to repurchase each holder's Second Lien Notes at a price equal to 101% of the principal amount.
9.875% Senior Notes due 2020
On November 21, 2012, the Company issued $500.0 million in aggregate principal amount of 9.875% senior notes due December 15, 2020 (the "2020 Notes") at an initial price of 99.302% of their face amount. The 2020 Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of the Company's current and future wholly-owned domestic restricted subsidiaries. Interest on the 2020 Notes accrues at the rate of 9.875% per year and is payable semi-annually in arrears on June 15 and December 15, beginning on June 15, 2013.
At any time prior to December 15, 2015, the Company may redeem up to 35% of the 2020 Notes with the net cash proceeds from certain equity offerings at a redemption price of 109.875% of the principal amount. The Company may redeem the 2020 Notes, in whole or in part, prior to December 15, 2016, at a redemption price equal to 100% of the principal amount plus a "make-whole" premium. The Company may redeem the 2020 Notes, in whole or in part, at redemption prices equal to 104.938% of principal amount for the year commencing December 15, 2016, 102.469% of principal amount for the year commencing December 15, 2017, and 100% of principal amount beginning December 15, 2018. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the 2020 Notes, the Company will be required to offer to repurchase each holder's 2020 Notes at a price equal to 101% of the aggregate principal amount. The unamortized balance of the debt issuance discount of $2.2 million at December 31, 2014, will be accreted to interest expense over the life of the 2020 Notes using the effective interest method.
During 2014, in three separate transactions, the Company issued an aggregate of 9.3 million shares of its common stock and paid $5.2 million in cash, in exchange for $112.0 million of the 9.875% Senior Notes and recognized a net gain of $54.1 million, or $0.81 per basic and diluted share, for the year ended December 31, 2014 in gain (loss) on extinguishment of debt.
8.50% Senior Notes due 2021
On March 27, 2013, the Company issued $450.0 million aggregate principal amount of 8.50% senior notes due April 15, 2021 (the "2021 Notes"). The 2021 Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of the Company's current and future wholly-owned domestic restricted subsidiaries that from time to time guarantees any of the Company's indebtedness or any indebtedness of the Company's restricted subsidiaries. Interest on the 2021 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2013.
A portion of the proceeds from the 2021 Notes was used to repurchase $250.0 million of term loan A and B debt on a pro-rata basis. In 2013, the Company recorded a loss on early extinguishment of debt of $6.0 million, primarily related to the accelerated amortization of debt issuance costs. The accelerated amortization of debt issuance costs is included in gain (loss) on extinguishment of debt in the Consolidated Statements of Operations.
At any time prior to April 15, 2016, the Company may redeem up to 35% of the 2021 Notes with the net cash proceeds from certain equity offerings, at a redemption price of 108.50% of principal amount. The Company may redeem the 2021 Notes, in whole or in part, prior to April 15, 2017, at a redemption price equal to 100% of the principal amount plus a "make-whole" premium. The Company may redeem the 2021 Notes, in whole or in part, at redemption prices equal to 104.25% of principal amount for the year commencing April 15, 2017, 102.125% of principal amount for the year commencing April 15, 2018 and 100% of principal amount beginning on April 15, 2019. Upon the occurrence of a change of control, unless the Company has exercised its right to redeem the 2021 Notes, the Company will be required to offer to repurchase each holder's 2021 Notes at a price equal to 101% of the aggregate principal amount.
Debt Covenants
The amended 2011 Credit Agreement contains customary events of default and negative covenants that limit the ability of the Company to, among other things, incur certain additional indebtedness; create or permit liens on assets; pay dividends and repurchase stock; acquire, dispose, merge or consolidate assets; engage in transactions with affiliates; and make investments, loans and advances. The amended 2011 Credit Agreement also includes a senior secured leverage ratio covenant that must be maintained. The Indentures governing the Company's Senior Notes also contain covenants that limit the ability of the Company and the guarantors to, among other things, incur additional debt; pay dividends and make distributions or repurchase stock; make certain investments; create or incur liens; sell assets; engage in transactions with affiliates; make distributions, loans or advances; and merge or consolidate assets. As of December 31, 2014, the Company is in compliance with all required covenants.
NOTE 14—Employee Benefit Plans
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
The Company is required to measure plan assets and liabilities as of the fiscal year-end reporting date. As of December 31, 2014, all of the Company's pension plans had obligations that exceed plan assets and, as of December 31, 2013, all of the Company's pension plans, with the exception of the Salaried Pension Plan, had obligations that exceeded plan assets. The amounts recognized for all of the Company's pension and postretirement benefit plans are as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Accumulated benefit obligation	$290,524	$247,874	$598,385	$600,748
Change in projected benefit obligation:
Benefit obligation at beginning of year	$265,650	$295,944	$600,748	$662,464
Service cost	6,804	7,062	7,776	9,943
Interest cost	13,296	12,280	30,903	28,791
Actuarial (gain) loss	59,433	(37,873)	64,426	(74,146)
Benefits paid	(28,083)	(11,763)	(28,924)	(26,304)
Plan amendments	4,531	—	(76,544)	—
Plan settlements	(5,162)	—	—	—
Benefit obligation at end of year	$316,469	$265,650	$598,385	$600,748
Change in plan assets:
Fair value of plan assets at beginning of year	$257,765	$232,960	$—	$—
Actual return on plan assets	14,138	35,788	—	—
Employer contributions	771	780	28,924	26,304
Benefits paid	(28,083)	(11,763)	(28,924)	(26,304)
Fair value of plan assets at end of year	$244,591	$257,765	$—	$—
Unfunded status of plan	$(71,878)	$(7,885)	$(598,385)	$(600,748)
Amounts recognized in balance sheet, pre-tax:
Other long-term assets	$—	$1,260	$—	$—
Pension and other postretirement benefits obligation
Current	(3,292)	(7,089)	(25,740)	(30,036)
Long-term	(68,586)	(2,056)	(572,645)	(570,712)
Net amount recognized	$(71,878)	$(7,885)	$(598,385)	$(600,748)
Amounts recognized in accumulated other comprehensive income (loss), pre-tax
Prior service cost (credit)	$5,279	$994	$(70,130)	$7,641
Net actuarial loss	107,884	48,331	287,550	238,693
Net amount recognized	$113,163	$49,325	$217,420	$246,334

The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,			For the years ended December 31,
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$6,804	$7,062	$5,991	$7,776	$9,943	$8,072
Interest cost	13,296	12,280	12,517	30,903	28,791	29,010
Expected return on plan assets	(18,213)	(16,941)	(16,125)	—	—	—
Amortization of prior service cost	246	263	256	1,227	1,230	1,045
Amortization of net actuarial loss	2,292	9,609	9,377	15,570	18,936	14,725
Settlement loss	1,663	—	—	—	—
Net periodic benefit cost for continuing operations	$6,088	$12,273	$12,016	$55,476	$58,900	$52,852
The estimated portions of net prior service cost (credit) and net actuarial loss remaining in accumulated other comprehensive income that is expected to be recognized as components of net periodic benefit costs in 2015 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior service cost (credit)	$681	$(6,209)
Net actuarial loss	7,666	22,635
Net amount to be recognized	$8,347	$16,426
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) in 2014 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits	Total
Current year net actuarial loss	$(63,507)	$(64,426)	$(127,933)
Current year prior service (cost) credit	(4,530)	76,544	72,014
Amortization of actuarial loss	2,292	15,570	17,862
Recognition of settlement loss	1,663	—	1,663
Amortization of prior service cost	246	1,227	1,473
Total	(63,836)	28,915	(34,921)
Deferred income taxes	218	884	1,102
Total recognized in other comprehensive income (loss), net of taxes	$(63,618)	$29,799	$(33,819)

A summary of key assumptions used is as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.32%	5.24%	4.29%	4.34%	5.28%	4.44%
Rate of compensation increase	3.70%	3.70%	3.70%	—	—	—
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.24%	4.29%	5.02%	5.28%	4.44%	5.14%
Expected return on plan assets	7.25%	7.50%	7.75%	—	—	—
Rate of compensation increase	3.70%	3.70%	3.70%	—	—	—

	December 31,
	2014		2013		2012
	Pre-65	Post-65	Pre-65	Post-65	Pre-65	Post-65
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	6.90%	6.90%	7.00%	7.00%	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%	4.50%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027	2027	2027	2019	2019
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
The plan assets of the pension plans are held and invested by the Walter Energy, Inc. Subsidiaries Master Pension Trust ("Pension Trust"). The Pension Trust employs a total return investment approach whereby a mix of equity and fixed income investments are used to meet the long-term funding and near-term cash flow requirements of the pension plan. The asset mix strives to generate rates of return sufficient to fund plan liabilities and exceed the long-term rate of inflation, while maintaining an appropriate level of portfolio risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio is diversified across domestic and foreign equity holdings, and by investment styles and market capitalizations. Domestic equity holdings primarily consist of investments in common stocks and funds invested in large-cap and mid-cap companies located in the United States managed to replicate the investment performance of industry standard investment indexes. Foreign equity holdings primarily consist of investments in domestically managed mutual funds located in the United States. Fixed income holdings are diversified by issuer, security type and principal and interest payment characteristics. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Fixed income and derivatives holdings primarily consist of investments in domestically managed mutual funds located in the United States. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual benefits liability measurements, and periodic asset/liability studies. Management believes the only significant concentration of investment risk lies in exposure to the U.S. domestic markets as compared with total global investment opportunities.

The Pension Trust's strategic asset allocation targets for 2014 and the asset allocations as of December 31, 2014 and 2013 were as follows:

			Actual Allocation
	Strategic Allocation	Tactical Range	2014	2013
Equity Investments:
U.S. large-cap equity	33.0%	25-41%	33.4%	39.0%
International equity	13.0%	9-17%	11.9%	14.3%
U.S. mid-cap equity	14.0%	10-18%	14.6%	9.7%
Total equity investments	60.0%	50-70%	59.9%	63.0%
Fixed income investments	40.0%	30-50%	38.7%	36.5%
Cash	—%	0-5%	1.4%	0.5%
Total	100.0%		100.0%	100.0%
These ranges are targets and deviations may occur from time-to-time due to market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually.
The fair values of the Pension Trust's assets, all of which are valued based on quoted market prices in active markets for identified assets (Level 1), were as follows (in thousands):

	December 31,
Asset Class:	2014	2013
Cash and cash equivalents	$3,477	$1,224
Equity investments(a):
U.S. large cap equity	81,662	100,384
International equity	28,992	36,812
U.S. mid-cap equity	35,715	25,143
Fixed income investments:
Intermediate-term bond(b)	69,250	34,091
Long-term bond(c)	25,495	60,111
Total	$244,591	$257,765
_______________________________________________________________________________

(a)
Equity investments include investments in domestic and international mutual funds and U.S. common stocks investing in large- and mid-capitalization companies. Investments in mutual funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date and are traded on listed exchanges.

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

(c)
This fund invests in a diversified portfolio consisting primarily of high-quality bonds and other fixed income securities, including U.S. government obligations, mortgage-and asset-backed securities, corporate and municipal bonds, and collateralized mortgage obligations of varying maturities. This fund is valued at the net asset value per share multiplied by the number of shares held as of the measurement date and is traded on a listed exchange.

The expected long-term return on assets of the Pension Trust is established at the beginning of each year by the Company's Benefits Committee in consultation with the plans' actuaries and outside investment advisor. A building block approach is used in determining the long-term rate of return for plan assets. Historical market returns are studied and long-term risk/return relationships between equity and fixed income asset classes are analyzed. This analysis supports the widely accepted fundamental investment principle that assets with greater risk generate higher returns over long periods of time. The historical impact of returns in one asset class on returns of another asset class is reviewed to evaluate portfolio diversification benefits. Current market factors including inflation rates and interest rate levels are considered before assumptions are developed. The long-term portfolio return is established via the building block approach by adding interest rate risk and equity risk premiums to the anticipated long-term rate of inflation. Proper consideration is given to the importance of portfolio diversification and periodic rebalancing. Peer data and historical return assumptions are reviewed to check for reasonableness. For the determination of net periodic benefit cost in 2015, the Company will utilize an expected long-term return on plan assets of 6.25%.
Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the rate for each of these assumptions would have had the following effects as of and for the year ended December 31, 2014 (in thousands):

	Increase (Decrease)
	1-Percentage Point Increase	1-Percentage Point Decrease
Healthcare cost trend:
Effect on total service and interest cost components	$6,244	$(5,002)
Effect on other postretirement benefit obligation	$92,287	$(74,174)
Discount rate:
Effect on other postretirement service and interest cost components	$48	$(184)
Effect on other postretirement benefit obligation	$(77,097)	$95,043
Effect on current other postretirement expense	$(5,634)	$6,820
Effect on pension service and interest cost components	$(167)	$150
Effect on pension benefit obligation	$(38,267)	$47,783
Effect on current year pension expense	$(1,813)	$3,138
Expected return on plan assets:
Effect on current year pension expense	$(2,512)	$2,512
Rate of compensation increase:
Effect on pension service and interest cost components	$790	$(692)
Effect on pension benefit obligation	$6,383	$(5,749)
Effect on current year pension expense	$1,228	$(1,120)
The Company does not have a minimum pension plan funding requirement for fiscal year 2015. The Company expects to pay $25.7 million in 2015 for benefits related to its other postretirement benefit plans. The following estimated benefit payments from the plans, which reflect expected future service as appropriate, are expected to be paid as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2015	$17,670	$25,740
2016	$15,232	$27,252
2017	$16,148	$28,600
2018	$17,051	$29,886
2019	$17,955	$30,801
Years 2020-2024	$100,590	$162,291

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

At December 31, 2014, approximately 49.5% of Walter Energy's workforce was represented by the UMWA and covered under the Company's collective bargaining agreement which began July 11, 2012 and expires December 31, 2016.
UMWA 1974 Pension Plan
The Company is required under the agreement with the UMWA to pay amounts to the 1974 UMWA Pension Plan ("the 1974 Pension Plan") based principally on hours worked by UMWA represented employees. The required contribution called for by the Company's current collective bargaining agreement is $5.50 per hour worked. This cost is recognized as an expense in the year the payments are assessed. The benefits provided by the 1974 Pension Plan to the participating employees are determined based on age and years of service at retirement. The Company was listed in the 1974 Pension Plan's Form 5500, filed April 11, 2014, as providing more than 5 percent of the total contributions for the 2012 plan year.
As of June 30, 2014, the most recent date for which information is available, the 1974 Pension Plan was underfunded. This determination was made in accordance with ERISA calculations. In October 2014, the Company received notice from the trustees of the 1974 Pension Plan stating that the plan is considered to be in "critical" status for the plan year beginning July 1, 2014. The Pension Protection Act ("Pensions Act") requires a funded percentage of 80% be maintained for this multi-employer pension plan. If the plan is determined to have a funded percentage of less than 80% it will be deemed to be "endangered." The plan will be considered "seriously endangered" if the number of years to reach a projected funding deficiency equals 7 or less in addition to having a funded percentage of less than 80%, and if less than 65%, it will be deemed to be in "critical" status. The funded percentage certified by the actuary for the 1974 Pension Plan was determined to be less than 65.0% under the Pension Act. As a result of the 1974 Pension Plan entering "critical" status, the Pensions Act requires a surcharge of 5% of the contributions otherwise required under the current collective bargaining agreement be contributed which will increase the contribution rate from $5.50 to $5.78 per hour. Subject to certain exceptions, the surcharge will increase to 10%, or $6.05 per hour, on July 1, 2015. Additionally as a result of the 1974 Pension Plan's "critical" status, Federal law requires pension plans to adopt a rehabilitation plan aimed at restoring the financial health of the plan. The law permits pension plans to reduce, or even eliminate, benefits called "adjustable benefits" as part of a rehabilitation plan.
The Company faces risks and uncertainties by participating in the 1974 Pension Plan. All assets contributed to the plan are pooled and available to provide benefits for all participants and beneficiaries. As a result, contributions made by the Company benefit the employees of other employers. If the 1974 Pension Plan fails to meet ERISA's minimum funding requirements or fails to develop and adopt a rehabilitation plan, a nondeductible excise tax of five percent of the accumulated funding deficiency may be imposed on an employer's contribution to this multi-employer pension plan. As a result of the 1974 Pension Plan entering "seriously endangered" status for the plan year beginning July 1, 2011, the plan adopted a Funding Improvement Plan as of May 25, 2012 in an effort to improve the plan's funding situation. The Funding Improvement Plan states that the plan must avoid a funding deficiency for any plan year during the funding improvement period and improve the plan's funded status by at least 20% over a 15-year period. The Funding Improvement Period began July 1, 2014 and ends June 30, 2029. The Funding Improvement Plan calls for increased contributions beginning January 1, 2017 and lasting throughout the improvement period so that the plan can meet the applicable benchmarks and emerge from seriously endangered status by the end of the Funding Improvement Period. The Funding Improvement Plan and the corresponding contribution schedules were updated on April 26, 2013 and May 21, 2014, to reflect the experience of the plan.
Under current law governing multi-employer defined benefit plans, if the Company voluntarily withdrew from the 1974 Pension Plan, the Company would be required to make payments to the plan which would approximate its proportionate share of the multiemployer plan's unfunded vested benefit liabilities at the time of the withdrawal. The 1974 Pension Plan uses a modified "rolling five" year allocation method for calculating an employer's withdrawal liability share of the unfunded vested benefits. An employer would be obligated to pay its pro-rata share of the unfunded vested benefits based on the ratio of hours worked by the employer's employees during the previous five plan years for which contributions were due compared to the number of hours worked by all the employees of the employers from which contributions were due. The 1974 Pension Plan's unfunded vested benefits at June 30, 2014 was $4.3 billion. The Company's percentage of hours worked during the previous five plan years to the total hours worked by all plan participants during the same period was estimated to be approximately 15%. The Company does not have any intention to withdraw from the plan; however, if the Company were to withdraw from the plan before July 1, 2015, the Company's estimated withdrawal liability would be $661.2 million.
The following table provides additional information regarding the 1974 Pension Plan as of December 31, 2014 (in thousands):

		Pension Protection Act Zone Status			Contributions of Walter Energy
	EIN/Pension Plan Number			FIP/RP Status Pending/Implemented				Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Pension Fund		2014	2013		2014	2013	2012
United Mine Workers of America 1974 Pension Plan(1)	52-1050282/002	Red	Yellow	Yes	$17,854	$19,670	$20,948	Yes	12/31/2016
_______________________________________________________________________________

(1)
The enrolled actuary for the 1974 Pension Plan certified to the U.S. Department of the Treasury and the plan sponsor that the plan is in "Critical Status" for the plan year beginning July 1, 2014 and ending June 30, 2015. The plan adopted a funding improvement plan on May 25, 2012.

UMWA Benefit Trusts
The Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") created two multiemployer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund ("Combined Fund") into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund. The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Coal Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Coal Act. The Coal Act requires that responsibility for funding the benefits to be paid to beneficiaries, be assigned to their former signatory employers or related companies. This cost is recognized as an expense in the year the payments are assessed. The Company's contributions to these funds for the years ended December 31, 2014, 2013 and 2012 were insignificant.
The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the National Bituminous Coal Wage Agreement (NBCWA) of 1993. This plan provides healthcare benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund or whose last employer signed the 1993, or a later, NBCWA and subsequently goes out of business. Contributions to the trust under the 2011 labor agreement were $1.10 per hour worked by UMWA represented employees for the years ended December 31, 2014, 2013 and 2012. Total contributions to the UMWA 1993 Benefit Plan in 2014, 2013 and 2012 were $3.6 million, $3.9 million and $4.2 million, respectively.
The NBCWA of 2011 established the UMWA 2012 Retiree Bonus Account Trust and Plan. The UMWA Retiree Bonus Account Trust is a defined contribution plan that provides funding for continued single sum payments to retirees and is administered by a board of trustees consisting of two trustees appointed by the UMWA and two trustees appointed by the Bituminous Coal Operators' Association (BCOA). The trust shall provide a one-time single sum bonus payment of $580 for most retirees or $455 for disabled and certain other retirees on November 1, 2015 and 2016. If the trustees determine that there are not sufficient assets in the trust to pay the projected bonus amounts, the employer will be required to pay the difference to its retirees. The 2012 Retiree Bonus Account Trust provides benefits to beneficiaries of the UMWA 1974 Pension Plan who have retired by July 1, 2011 or who retire by October 31, 2016. Contributions to the trust under the 2011 NBCWA are currently $1.56 per hour worked by UMWA represented employees, which began on February 1, 2013. Total contributions to the UMWA 2012 Retiree Bonus Account Trust in 2014, 2013 and 2012 were $5.1 million, $5.5 million, and $5.7 million, respectively.

NOTE 15—Net Loss Per Share
A reconciliation of the basic and diluted net loss per share computations for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands, except per share data):

	For the years ended December 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Loss from continuing operations	$(470,568)	$(470,568)	$(359,003)	$(359,003)	$(1,065,555)	$(1,065,555)
Income from discontinued operations	$—	$—	$—	$—	$5,180	$5,180
Denominator:
Average number of common shares outstanding (a)	66,300	66,300	62,564	62,564	62,536	62,536

Loss from continuing operations	$(7.10)	$(7.10)	$(5.74)	$(5.74)	$(17.04)	$(17.04)
Income from discontinued operations	—	—	—	—	0.08	0.08
Net loss per share	$(7.10)	$(7.10)	$(5.74)	$(5.74)	$(16.96)	$(16.96)
_______________________________________________________________________________

(a)
In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods. The weighted average number of stock options and restricted stock units outstanding of 1,522,772, 539,682, and 238,210 for the years ended December 31, 2014, 2013 and 2012, respectively, were excluded because their effect would have been anti-dilutive. There were no dilutive securities outstanding for the years ended December 31, 2014, 2013 and 2012.

NOTE 16—Commitments and Contingencies
Income Tax Litigation
The Company is currently engaged in litigation with the IRS with regard to certain federal income tax issues. See Note 10 for a more complete explanation.
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
In 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project ("35th Avenue Superfund Site") be classified and managed as a Superfund site under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), allowing other Potentially Responsible Parties (PRPs) to potentially be held responsible. Under CERCLA authority, the EPA proceeded directly with the offsite sampling work and deferred any further enforcement actions or decisions. In March 2013, the EPA released the North Birmingham Air Toxics Risk Assessment showing the air quality around Company facilities to be acceptable. In August 2013, the Agency for Toxic Substances and Disease Registry (ATSDR) released a report concerning past, present and future exposures to residential soils in North Birmingham and concluded that there is no public health hazard. In September 2013, the EPA sent an "Offer to Conduct Work" letter to Walter Coke and four other PRPs notifying them that the EPA had completed sampling at 1,100 residential properties and that 400 properties exceeded Regional Removal Management Levels (RML's) and offered the PRPs an opportunity to cleanup 50 Phase I properties. The Company has notified the EPA that it has declined the Offer to Conduct Work. In July 2014, the Jefferson County Department of Health ("JCDH") said there are no apparent health risks to individuals living in North Birmingham. In August 2014, the EPA sent an “Offer to Conduct Work” letter to Walter Coke and five other PRPs and offered the PRPs an opportunity to cleanup 30 Phase II properties. The Company has notified the EPA that it has declined the Offer to Conduct Work. In September 2014, the EPA proposed to add the 35th Avenue Superfund Site to the National Priorities List ("NPL"). The EPA has accepted and is reviewing comments to the proposed listing.
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
The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At December 31, 2014, the Company had an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified. As of December 31, 2014, the amount of this accrual was not material to the Company's consolidated financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the Company's consolidated financial statements, but such cleanup costs could be material to the Company's results of operations in a future reporting period.
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
These complaints allege that Walter Energy and the Individual Defendants made false and misleading statements regarding the Company's operations outlook for the second quarter of 2011. The complaints further allege that the Company and the Individual Defendants knew that these statements were misleading and failed to disclose material facts that were necessary in order to make the statements not misleading. Plaintiffs claimed violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) of the 1934 Act. On May 30, 2012, the two actions were consolidated into In re Walter Energy, Inc. Securities Litigation. The court also appointed the Government of Bermuda Contributory and Public Service Superannuation Pension Plans as well as the Stephen C. Beaulieu Revocable Trust to be lead plaintiffs and approved lead plaintiffs' selection of Robbins Geller Rudman & Dowd LLP and Kessler Topaz Meltzer & Check, LLP as lead plaintiffs' counsel for the consolidated action. On August 20, 2012, Lead

Plaintiffs filed a consolidated amended class action complaint in this action. The consolidated amended complaint names as an additional defendant Joseph Leonard, a current director and former interim CEO of Walter Energy, in addition to the previously named defendants. Defendants filed a Motion to Dismiss the amended complaint on October 4, 2012. On January 29, 2013, the court denied that motion without prejudice. Defendants answered the complaint on February 15, 2013. The parties are now in the process of discovery. Plaintiffs filed a motion for class certification on August 15, 2013. On March 18, 2014, the Court denied Plaintiffs' motion for class certification without prejudice to refiling and rebriefing and stayed this litigation pending a decision by the United States Supreme Court in Halliburton Co., et al. v. Erica P. John Fund, Inc. ("Halliburton II"). Following the U.S. Supreme Court's decision in Halliburton II on June 23, 2014, Plaintiffs filed a renewed motion for class certification on August 29, 2014. Defendants' filed their opposition on October 28, 2014, and Plaintiffs' Reply was due January 16, 2015. The Court has set an evidentiary hearing on Plaintiffs' renewed class certification motion for April 16, 2015. All other deadlines have been stayed by the Court.
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

Ridley Terminal Services Agreement
In connection with the acquisition of Western Coal Corp., the Company assumed a terminal services agreement (the "Agreement") with Ridley Terminals Inc. located in British Columbia. The Agreement contained minimum throughput obligations each calendar year through December 31, 2020. If the Company does not meet its minimum throughput obligation, the Company shall pay Ridley Terminals a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At December 31, 2014, the Company recorded a liability of $11.2 million as a result of not meeting the required minimum. In January 2015, the Company entered into an Amending Agreement with Ridley Terminals which waived the minimum throughput obligations for calendar years 2015 through 2017, reduced the minimum throughput commitment volume from 4.0 million tons to 3.0 million tons and extended the contract through December 31, 2023.
Transportation and Throughput Agreements
The Company has various transportation and throughput agreements with its rail and barge transportation providers and the Alabama State Port Authority. These agreements contain minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, the Company shall pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At December 31, 2014, the Company maintained a liability of $4.5 million as a result of not meeting the required minimums.
Lease Obligations
The Company's leases are primarily for mining equipment, automobiles and office space. The total cost of assets under capital leases was $32.5 million and $45.2 million at December 31, 2014 and 2013, respectively. Accumulated amortization on assets under capital leases was $12.6 million and $18.9 million at December 31, 2014 and 2013, respectively. Amortization expense for capital leases is included in depreciation and depletion expense. Rent expense was $11.2 million, $20.8 million and $18.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum payments under non-cancellable capitalized and operating leases as of December 31, 2014 were as follows (in thousands):

	Capitalized Leases	Operating Leases
2015	$5,294	$7,420
2016	62	7,212
2017	—	7,329
2018	—	7,297
2019	—	7,299
Thereafter	—	1,379
Total	5,356	$37,936
Less: amount representing interest and other executory costs	(184)
Present value of minimum lease payments	$5,172
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the coal producer in exchange for royalties to be paid to the lessor as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $56.0 million, $78.1 million and $116.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE 17—Derivative Financial Instruments
Interest Rate Swaps
On June 27, 2011, the Company entered into an interest rate swap agreement with a notional value of $450.0 million. The objective of the swap was to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to interest payments required under term loan A in the 2011 Credit Agreement. The interest rate on the debt is subject to change due to fluctuations in the benchmark interest rate of 3-month LIBOR. The structure of the hedge was a three year amortizing interest rate swap based on a 1.17% fixed rate with quarterly fixed rate and floating rate payment dates beginning on July 18, 2011. The hedge was settled upon maturity in July 2014 and was accounted for as a cash flow hedge. Changes in the fair value of the effective portion of the hedge were reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transactions affected earnings. The Company recognized income of $1.1 million related to the effective portion of the hedge for the year ended December 31, 2014 in interest expense, net. Upon the prepayment of term loan A in the first quarter of 2014, the interest rate swap became fully ineffective. The ineffective portion of the change in the fair value of the hedge is recognized directly in earnings. The Company recognized income of approximately $0.3 million for the year ended December 31, 2014 related to the ineffective portion of the hedge and the mark-to-market gain from the settlement in other income (loss) in the Consolidated Statements of Operations.
On December 30, 2008, the Company entered into an interest rate hedge agreement with a notional value of $31.5 million. The objective of the hedge was to protect against the variability in expected future cash flows attributable to changes in the benchmark interest rate related to 62 of the 64 monthly interest payments required under an equipment financing arrangement for a new longwall shield system entered into on October 21, 2008. The interest rate on the debt was subject to change due to fluctuations in the benchmark interest rate of 1-month LIBOR. The structure of the hedge was a 62 month amortizing interest rate swap based on a 1.84% fixed rate with monthly fixed rate and floating rate payment dates beginning on February 1, 2009. The hedge was settled upon maturity in the first quarter of 2014 and was being accounted for as a cash flow hedge. Changes in the fair value of the hedge were reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.
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
The following table presents the fair values of the Company's derivative instruments as well as their classification within the Consolidated Balance Sheets as of December 31, 2013 (in thousands, except amounts in the footnotes to the table). There were no outstanding derivative instruments as of December 31, 2014. See Note 19 for additional information related to the fair values of the Company's derivative instruments.

December 31, 2013
Asset derivatives designated as cash flow hedging instruments:
Interest rate cap(1)	$1
Liability derivatives designated as cash flow hedging instruments:
Interest rate swaps(2)	$3,080
_______________________________________________________________________________

(1)	$1 thousand was included within other current assets in the Consolidated Balance Sheet as of December 31, 2013.

(2)	$3.1 million was included within other current liabilities in the Consolidated Balance Sheet as of December 31, 2013.

The following tables present the gains and losses from derivative instruments for the years ended December 31, 2014 and 2013 and their location within the consolidated financial statements (in thousands).

	Gain (loss), net of tax, recognized in accumulated other comprehensive income (loss)		Gain, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings(1)		Loss, net of tax, reclassified from accumulated other comprehensive income (loss) to earnings (ineffective portion) (2)
	For the years ended December 31,		For the years ended December 31,		For the years ended December 31,
Derivatives designated as cash flow hedging instruments	2014	2013	2014	2013	2014	2013
Interest rate swaps	$1,303	$4,894	$(677)	$(2,546)	$1,053	$184
Interest rate cap	—	(8)	—	—	—	—
Total	$1,303	$4,886	$(677)	$(2,546)	$1,053	$184
______________________________

(1)	Interest rate swap amounts are recorded within interest expense in the Consolidated Statements of Operations.

(2)	The ineffective portion of the interest rate swap is recorded within other income (loss) in the Consolidated Statements of Operations.
Note 18—Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2014, net of tax (in thousands).

	Pension and other postretirement plans	Unrealized gain/(loss) on hedges	Foreign currency translation adjustment		Total
Beginning balance as of December 31, 2013	$(165,150)	$(1,679)	$4,571		$(162,258)
Other comprehensive income (loss) before reclassifications	(54,817)	1,303	(23,650)		(77,164)
Amounts reclassified from accumulated other comprehensive income (loss)	20,998	376	—	(1)	21,374
Net current-period other comprehensive income (loss)	(33,819)	1,679	(23,650)		(55,790)
Ending balance as of December 31, 2014	$(198,969)	$—	$(19,079)		$(218,048)
_______________________________________________________________________________

(1)	Foreign currency translation adjustments are reclassified from accumulated other comprehensive income (loss) upon sale or substantially complete liquidation of an investment in a foreign entity.

The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the year ended December 31, 2014 (in thousands).

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations
Gains and losses on cash flow hedges:
Interest rate swaps (effective portion)	$(1,095)	Interest expense, net
Interest rate swaps (ineffective portion)	1,701	Other income (loss), net
	606	Total before tax
	(230)	Income tax benefit
	$376	Net of tax
Amortization of pension and postretirement benefit plans:
Prior service cost	$1,473	(a)
Net actuarial loss	17,862	(a)
Settlement loss	1,663	(a)
	20,998	Total before tax
	—	Income tax benefit
	$20,998	Net of tax
_______________________________________________________________________________

(a)
Amortization of pension benefit items is included in cost of sales (exclusive of depreciation and depletion) and selling, general and administrative expenses while amortization of other postretirement benefit items is included in other postretirement benefits within the Consolidated Statements of Operations.

NOTE 19—Fair Value of Financial Instruments
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
The Company had no assets or liabilities measured at fair value on a recurring basis as of December 31, 2014. The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

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
Debt—All of the Company's outstanding debt is carried at cost. There were no borrowings outstanding under the revolver at December 31, 2014 or 2013. The estimated fair value of the Company's debt is based upon observable market data (Level 2). The carrying amounts and fair values of the Company's long-term debt (excluding capital lease obligations, equipment financing agreements and a discount on the revolver of $1,542 as of December 31, 2014) are presented below (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2011 term loan A(1)	$—	$—	$401,052	$403,517
2011 term loan B(2)	$966,283	$755,936	$968,581	$959,838
9.50% senior secured notes(3)	$967,349	$759,025	$447,492	$474,750
11.0%/12.0% senior secured PIK toggle notes	$350,000	$113,750	$—	$—
9.875% senior notes(4)	$385,795	$77,600	$496,831	$431,250
8.50% senior notes	$450,000	$85,500	$450,000	$374,625

(1)	Net of debt discount of $5,514 as of December 31, 2013.

(2)	Net of debt discount of $11,895 and $9,597 as of December 31, 2014 and 2013, respectively.

(3)	Net of debt discount of $2,651 and $2,508 as of December 31, 2014 and 2013, respectively.

(4)	Net of debt discount of $2,205 and $3,169 as of December 31, 2014 and 2013, respectively.

NOTE 20—Segment Information
The Company's reportable segments are strategic business units arranged geographically which have separate management teams. The business units have been aggregated into the U.S. Operations, Canadian and U.K. Operations, and Other reportable segments. Both the U.S. Operations and Canadian and U.K. Operations reportable segments primary business is that of mining and exporting metallurgical coal for the steel industry. The U.S. Operations segment includes the operations of the Company's underground mines, surface mines, coke plant and natural gas operations located in Alabama and the Company's underground and surface mining operations located in West Virginia. The Canadian and U.K. Operations segment includes the results of the mining operations located in Northeast British Columbia (Canada) and South Wales (United Kingdom). The Other segment primarily includes unallocated corporate expenses.
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance primarily based on operating income of the respective business segments.

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	For the years ended December 31,
	2014	2013	2012
Revenues:
U.S. Operations	$1,166,226	$1,331,308	$1,728,363
Canadian and U.K. Operations	237,584	527,989	668,313
Other	3,535	1,334	3,219
Total revenues (a)	$1,407,345	$1,860,631	$2,399,895
Segment operating income (loss) (b):
U.S. Operations	$(118,009)	$58,371	$188,696
Canadian and U.K. Operations	(183,180)	(209,709)	(1,158,591)
Other	(5,747)	(19,627)	(43,231)
Total operating loss	(306,936)	(170,965)	(1,013,126)
Interest expense, net	(295,903)	(221,583)	(132,997)
Gain (loss) on extinguishment of debt	33,673	(6,875)	(5,555)
Other income (loss), net	646	(1,418)	(13,081)
Loss before income tax benefit	(568,520)	(400,841)	(1,164,759)
Income tax benefit	(97,952)	(41,838)	(99,204)
Net loss	$(470,568)	$(359,003)	$(1,065,555)
Impairment and restructuring charges:
U.S. Operations	$52,223	$(7,763)	$114,281
Canadian and U.K. Operations	4,721	10,646	999,198
Other	564	—	—
Total	$57,508	$2,883	$1,113,479

	For the years ended December 31,
	2014	2013	2012
Depreciation and depletion:
U.S. Operations	$150,701	$167,668	$173,140
Canadian and U.K. Operations	109,368	141,696	141,713
Other	2,456	2,150	1,379
Total	$262,525	$311,514	$316,232
Capital expenditures:
U.S. Operations	$85,333	$133,407	$162,535
Canadian and U.K. Operations	4,387	18,331	224,583
Other	3,279	2,158	4,394
Total	$92,999	$153,896	$391,512

	For the years ended December 31,
	2014	2013	2012
Identifiable assets by segment:
U.S. Operations	$1,122,850	$1,265,255	$1,603,745
Canadian and U.K. Operations	3,538,073	3,687,925	3,728,817
Other	725,206	637,680	435,858
Total	$5,386,129	$5,590,860	$5,768,420
Long-lived assets by country:
U.S.	$876,079	$998,763	$1,034,992
Canada	3,007,732	3,092,483	3,203,227
U.K.	419,287	451,308	459,469
Total	$4,303,098	$4,542,554	$4,697,688
_______________________________________________________________________________

(a)
Export sales were $1.0 billion, $1.5 billion and $1.9 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Export sales to customers in foreign countries in excess of 10% of consolidated revenues for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Percent of Consolidated Revenues
	For the years ended December 31,
Country	2014	2013	2012
Germany	9.6%	10.5%	9.7%
Brazil	10.7%	13.3%	10.7%
Japan	8.6%	13.2%	11.5%

(b)	Segment operating income (loss) amounts include expenses for other postretirement benefits. A breakdown by segment of other postretirement benefits (income) expense is as follows (in thousands):

	For the years ended December 31,
	2014	2013	2012
U.S. Operations	$55,653	$59,118	$53,301
Other	(177)	(218)	(449)
	$55,476	$58,900	$52,852

NOTE 21—Related Party Transactions
The Company owns a 50% interest in Black Warrior Methane ("BWM"), which is accounted for under the proportionate consolidation method. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM. The Company also supplies labor to BWM and incurs costs, including property and liability insurance, to support the joint venture. The Company charges the joint venture for such costs on a monthly basis. These charges for 2014, 2013 and 2012 were $1.8 million, $1.9 million and $2.4 million, respectively.
In connection with the acquisition of Western Coal Corp., the Company acquired a 50% interest in the Belcourt Saxon Coal Limited Partnership ("Belcourt Saxon"). Belcourt Saxon owns two multi-deposit coal properties which are located approximately 40 to 80 miles south of the Wolverine Mine in Northeast British Columbia. The joint venture was formed for the future exploration and development of surface coal mines. Belcourt Saxon is accounted for under the proportionate consolidation method. Costs associated with the joint venture were insignificant for 2014, 2013 and 2012. No field work was conducted on the Belcourt Saxon properties during 2014, other than maintenance of environmental monitoring stations.
NOTE 22—Supplemental Guarantor and Non-Guarantor Financial Information
In accordance with the indentures governing the 9.875% senior notes due December 2020, the 8.50% senior notes due April 2021 and the 11.0%/12.0% senior notes due April 2020 (collectively the "Senior Notes"), certain 100% owned U.S. domestic restricted subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. Effective November 10, 2014, the subsidiaries that comprise the Company's West Virginia operations were added as guarantors under the indentures governing the Senior Notes. Prior period balances have been restated to present these subsidiaries as guarantors. The following tables present unaudited consolidating financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the guarantors under the senior notes, and (iv) the entities which are not guarantors of the senior notes:

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$421,533	$1,117	$45,882	$—	$468,532
Trade receivables, net	—	88,959	2,098	—	91,057
Other receivables	123,659	2,193	1,185	—	127,037
Intercompany receivables	—	206,118	14,952	(221,070)	—
Inventories	—	110,882	90,716	—	201,598
Deferred income taxes	15,986	—	833	—	16,819
Prepaid expenses	3,424	40,044	2,722	—	46,190
Other current assets	10,363	7,029	2,150	—	19,542
Total current assets	574,965	456,342	160,538	(221,070)	970,775
Mineral interests, net	—	135,377	2,701,424	—	2,836,801
Property, plant and equipment, net	7,558	726,478	732,261	—	1,466,297
Investment in subsidiaries	3,233,399	6,459	—	(3,239,858)	—
Other long-term assets	87,928	17,857	6,471	—	112,256
	$3,903,850	$1,342,513	$3,600,694	$(3,460,928)	$5,386,129
LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$7,209	$5,118	$—	$12,327
Accounts payable	2,296	30,697	5,987	—	38,980
Accrued expenses	43,088	60,762	21,468	—	125,318
Intercompany payables	221,070	—	—	(221,070)	—
Pension and other postretirement benefits obligation	95	28,937	—	—	29,032
Other current liabilities	168,444	27,172	20,336	—	215,952
Total current liabilities	434,993	154,777	52,909	(221,070)	421,609
Long-term debt	3,117,886	5,704	53	—	3,123,643
Pension and other postretirement benefits obligation	10,502	630,729	—	—	641,231
Deferred income taxes	23,766	—	706,919	—	730,685
Other long-term liabilities	35,122	96,599	55,659	—	187,380
Total liabilities	3,622,269	887,809	815,540	(221,070)	5,104,548
Stockholders' equity	281,581	454,704	2,785,154	(3,239,858)	281,581
	$3,903,850	$1,342,513	$3,600,694	$(3,460,928)	$5,386,129

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$234,150	$1,620	$25,048	$—	$260,818
Trade receivables, net	—	92,027	57,089	—	149,116
Other receivables	113,936	3,157	15,554	—	132,647
Intercompany receivables	—	29,735	58,169	(87,904)	—
Intercompany loans receivable	63,549	1,104,282	—	(1,167,831)	—
Inventories	—	176,981	135,666	—	312,647
Deferred income taxes	23,957	12,716	394	—	37,067
Prepaid expenses	2,245	34,317	2,460	—	39,022
Other current assets	15,257	440	2,334	—	18,031
Total current assets	453,094	1,455,275	296,714	(1,255,735)	949,348
Mineral interests, net	—	157,812	2,747,190	—	2,905,002
Property, plant and equipment, net	7,248	824,729	805,575	—	1,637,552
Deferred income taxes	3,049	—	—	(3,049)	—
Investment in subsidiaries	4,409,683	6,401	—	(4,416,084)	—
Other long-term assets	73,564	13,186	12,208	—	98,958
	$4,946,638	$2,457,403	$3,861,687	$(5,674,868)	$5,590,860
LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$1,424	$7,786	$—	$9,210
Accounts payable	5,604	68,370	18,738	—	92,712
Accrued expenses	34,551	57,036	42,283	—	133,870
Intercompany payables	87,904	—	—	(87,904)	—
Intercompany loans payable	1,104,282	—	63,549	(1,167,831)	—
Pension and other postretirement benefits obligation	94	37,031	—	—	37,125
Other current liabilities	164,364	22,443	20,177	—	206,984
Total current liabilities	1,396,799	186,304	152,533	(1,255,735)	479,901
Long-term debt	2,763,957	22	5,643	—	2,769,622
Pension and other postretirement benefits obligation	263	572,505	—	—	572,768
Deferred income taxes	—	24,079	801,837	(3,049)	822,867
Other long-term liabilities	32,925	87,944	72,139	—	193,008
Total liabilities	4,193,944	870,854	1,032,152	(1,258,784)	4,838,166
Stockholders' equity	752,694	1,586,549	2,829,535	(4,416,084)	752,694
	$4,946,638	$2,457,403	$3,861,687	$(5,674,868)	$5,590,860

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$1,136,548	$237,874	$—	$1,374,422
Miscellaneous income	1,206	13,631	18,086	—	32,923
	1,206	1,150,179	255,960	—	1,407,345
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	963,015	303,742	—	1,266,757
Depreciation and depletion	2,456	148,218	111,851	—	262,525
Selling, general and administrative	6,276	47,167	18,572	—	72,015
Other postretirement benefits	(177)	55,653	—	—	55,476
Restructuring and asset impairments	564	52,223	4,721	—	57,508
	9,119	1,266,276	438,886	—	1,714,281
Operating loss	(7,913)	(116,097)	(182,926)	—	(306,936)
Interest income (expense), net	(299,405)	6,458	(2,956)	—	(295,903)
Gain on extinguishment of debt	33,673	—	—	—	33,673
Other income (loss), net	704	(2)	(56)	—	646
Loss before income tax benefit	(272,941)	(109,641)	(185,938)	—	(568,520)
Income tax benefit	(184)	—	(97,768)	—	(97,952)
Equity in net losses of subsidiaries	(197,811)	—	—	197,811	—
Net loss	$(470,568)	$(109,641)	$(88,170)	$197,811	$(470,568)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$1,304,806	$531,537	$—	$1,836,343
Miscellaneous income	88	11,201	12,999	—	24,288
	88	1,316,007	544,536	—	1,860,631
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	985,176	573,129	—	1,558,305
Depreciation and depletion	2,150	157,065	152,299	—	311,514
Selling, general and administrative	4,393	53,415	42,186	—	99,994
Other postretirement benefits	(218)	59,118	—	—	58,900
Restructuring and asset impairments	—	(7,763)	10,646	—	2,883
	6,325	1,247,011	778,260	—	2,031,596
Operating income (loss)	(6,237)	68,996	(233,724)	—	(170,965)
Interest income (expense), net	(252,144)	27,877	2,684	—	(221,583)
Loss on extinguishment of debt	(6,875)	—	—	—	(6,875)
Other income (loss), net	(300)	(1,336)	218	—	(1,418)
Income (loss) before income tax expense (benefit)	(265,556)	95,537	(230,822)	—	(400,841)
Income tax expense (benefit)	(51,821)	111,527	(101,544)	—	(41,838)
Equity in net losses of subsidiaries	(145,268)	—	—	145,268	—
Net loss	$(359,003)	$(15,990)	$(129,278)	$145,268	$(359,003)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$1,702,246	$679,514	$—	$2,381,760
Miscellaneous income (loss)	2,233	21,047	(5,145)	—	18,135
	2,233	1,723,293	674,369	—	2,399,895
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	1,142,914	654,077	—	1,796,991
Depreciation and depletion	1,379	165,300	149,553	—	316,232
Selling, general and administrative	11,716	72,962	48,789	—	133,467
Other postretirement benefits	(449)	53,301	—	—	52,852
Restructuring and asset impairments	—	—	49,070	—	49,070
Goodwill impairment	—	74,319	990,090	—	1,064,409
	12,646	1,508,796	1,891,579	—	3,413,021
Operating income (loss)	(10,413)	214,497	(1,217,210)	—	(1,013,126)
Interest income (expense), net	(151,488)	22,909	(4,418)	—	(132,997)
Loss on extinguishment of debt	(5,555)	—	—	—	(5,555)
Other loss, net	—	—	(13,081)	—	(13,081)
Income (loss) from continuing operations before income tax expense (benefit)	(167,456)	237,406	(1,234,709)	—	(1,164,759)
Income tax expense (benefit)	(68,615)	73,379	(103,968)		(99,204)
Income (loss) from continuing operations	(98,841)	164,027	(1,130,741)	—	(1,065,555)
Income from discontinued operations	—	5,180	—	—	5,180
Equity in net losses of subsidiaries	(961,534)	—	—	961,534	—
Net income (loss)	$(1,060,375)	$169,207	$(1,130,741)	$961,534	$(1,060,375)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING
STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(470,568)	$(109,641)	$(88,170)	$197,811	(470,568)
Other comprehensive loss:
Change in pension and other postretirement benefit plans, net of tax	(33,819)	(30,275)	—	30,275	(33,819)
Change in unrealized gain on hedges, net of tax	1,679	3	—	(3)	1,679
Change in foreign currency translation adjustment	(23,650)	—	(23,650)	23,650	(23,650)
Total other comprehensive loss, net of tax	(55,790)	(30,272)	(23,650)	53,922	(55,790)
Total comprehensive loss	$(526,358)	$(139,913)	$(111,820)	$251,733	$(526,358)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING
STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(359,003)	$(15,990)	$(129,278)	$145,268	$(359,003)
Other comprehensive income (loss):
Change in pension and other postretirement benefit plans, net of tax	100,892	91,501	—	(91,501)	100,892
Change in unrealized gain on hedges, net of tax	2,524	58	—	(58)	2,524
Change in foreign currency translation adjustment	6,073	—	6,073	(6,073)	6,073
Change in unrealized loss on investments, net of tax	(897)	—	(897)	897	(897)
Total other comprehensive income (loss), net of tax	108,592	91,559	5,176	(96,735)	108,592
Total comprehensive income (loss)	$(250,411)	$75,569	$(124,102)	$48,533	$(250,411)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING
STATEMENTS OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(1,060,375)	$169,207	$(1,130,741)	$961,534	$(1,060,375)
Other comprehensive income (loss):
Change in pension and other postretirement benefit plans, net of tax	(40,501)	(90,876)	—	90,876	(40,501)
Change in unrealized gain (loss) on hedges, net of tax	(3,416)	95	(2,533)	2,438	(3,416)
Change in foreign currency translation adjustment	1,774	—	1,774	(1,774)	1,774
Change in unrealized gain on investments, net of tax	769	—	769	(769)	769
Total other comprehensive income (loss), net of tax	(41,374)	(90,781)	10	90,771	(41,374)
Total comprehensive income (loss)	$(1,101,749)	$78,426	$(1,130,731)	$1,052,305	$(1,101,749)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(179,786)	$53,037	$(12,955)	$—	$(139,704)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,279)	(82,889)	(6,831)	—	(92,999)
Proceeds from sale of property, plant and equipment	(44)	30,156	—	—	30,112
Intercompany loans made	(5,200)	—	—	5,200	—
Intercompany loans received	1,828	—	—	(1,828)	—
Other	—	—	488	—	488
Cash flows used in investing activities	(6,695)	(52,733)	(6,343)	3,372	(62,399)
FINANCING ACTIVITIES
Proceeds from issuance of debt	869,800	—	—	—	869,800
Retirements of debt	(411,766)	(7,626)	(7,773)	—	(427,165)
Dividends paid	(2,625)	—	—	—	(2,625)
Debt issuance costs	(27,748)	—	—	—	(27,748)
Advances from (to) consolidated entities	(53,602)	6,812	46,790	—	—
Intercompany notes borrowings	—	—	5,200	(5,200)	—
Intercompany notes payments	—	—	(1,828)	1,828	—
Proceeds from stock-options exercised	108	—	—	—	108
Other	(303)	7	(7)	—	(303)
Cash flows provided by (used in) financing activities	373,864	(807)	42,382	(3,372)	412,067
Effect of foreign exchange rates on cash	—	—	(2,250)	—	(2,250)
Net increase (decrease) in cash and cash equivalents	187,383	(503)	20,834	—	207,714
Cash and cash equivalents at beginning of period	234,150	1,620	25,048	—	260,818
Cash and cash equivalents at end of period	$421,533	$1,117	$45,882	$—	$468,532

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(204,982)	$246,428	$(68,522)	$—	$(27,076)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,294)	(130,061)	(21,541)	—	(153,896)
Proceeds from sales of investments	—	—	1,559	—	1,559
Intercompany loans made	(40,236)	—	—	40,236	—
Intercompany loans received	30,500	—	—	(30,500)	—
Other	—	—	1,824	—	1,824
Cash flows used in investing activities	(12,030)	(130,061)	(18,158)	9,736	(150,513)
FINANCING ACTIVITIES
Proceeds from issuance of debt	897,412	—	—	—	897,412
Retirements of debt	(496,062)	(11,840)	(7,293)	—	(515,195)
Dividends paid	(16,889)	—	—	—	(16,889)
Tax effect from stock-based compensation arrangements	(717)	—	—	—	(717)
Debt issuance costs	(41,588)	—	—	—	(41,588)
Advances from (to) consolidated entities	25,072	(97,311)	72,239	—	—
Intercompany notes borrowings	—	—	40,236	(40,236)	—
Intercompany notes payments	—	(13,639)	(16,861)	30,500	—
Proceeds from stock-options exercised	279	—	—	—	279
Other	(178)	(115)	—	—	(293)
Cash flows provided by (used in) financing activities	367,329	(122,905)	88,321	(9,736)	323,009
Effect of foreign exchange rates on cash	—	—	(1,203)	—	(1,203)
Net increase (decrease) in cash and cash equivalents	150,317	(6,538)	438	—	144,217
Cash and cash equivalents at beginning of period	83,833	8,158	24,610	—	116,601
Cash and cash equivalents at end of period	$234,150	$1,620	$25,048	$—	$260,818

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(373,256)	$742,100	$(38,937)	$—	$329,907
INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,395)	(157,833)	(229,284)	—	(391,512)
Proceeds from sales of investments	—	—	13,239	—	13,239
Intercompany loans made	(293,170)	—	—	293,170	—
Intercompany loans received	16,513	—	—	(16,513)	—
Investments in equity affiliates	(238,083)	—	—	238,083	—
Distributions from equity affiliates	271,847	—	—	(271,847)	—
Other	—	855	43	—	898
Cash flows used in investing activities	(247,288)	(156,978)	(216,002)	242,893	(377,375)
FINANCING ACTIVITIES
Proceeds from issuance of debt	496,510	—	—	—	496,510
Borrowings under revolving credit agreement	—	—	510,650	—	510,650
Repayments on revolving credit agreement	—	—	(519,453)	—	(519,453)
Retirements of debt	(343,255)	(12,140)	(37,456)	—	(392,851)
Dividends paid	(31,246)	—	—	—	(31,246)
Tax effect from stock-based compensation arrangements	217	—	—	—	217
Proceeds from stock-options exercised	161	—	—	—	161
Cash paid upon exercise of warrants	(11,535)	—	—	—	(11,535)
Debt issuance costs	(24,532)	—	—	—	(24,532)
Advances from (to) consolidated entities	519,737	(568,099)	48,362	—	—
Intercompany notes borrowings	—	8,499	284,671	(293,170)	—
Intercompany notes payments	—	—	(16,513)	16,513	—
Investment from Parent	—	238,083	—	(238,083)	—
Intercompany dividends	—	(261,102)	(10,745)	271,847	—
Other	(766)	—	—	—	(766)
Cash flows provided by (used in) financing activities	605,291	(594,759)	259,516	(242,893)	27,155
Cash flows provided by (used in) continuing operations	(15,253)	(9,637)	4,577	—	(20,313)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash flows provided by investing activities	—	9,500	—	—	9,500
Cash flows provided by discontinued operations	—	9,500	—	—	9,500
Effect of foreign exchange rates on cash	—	—	(1,016)	—	(1,016)
Net increase (decrease) in cash and cash equivalents	$(15,253)	$(137)	$3,561	—	$(11,829)
Cash and cash equivalents at beginning of period	99,086	8,295	21,049	—	128,430
Cash and cash equivalents at end of period	$83,833	$8,158	$24,610	$—	$116,601

SUPPLEMENTAL SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share amounts)

	Quarter ended
Fiscal Year 2014	March 31	June 30	September 30	December 31
Revenues	$413,885	$378,351	$329,546	$285,563
Operating loss	$(47,062)	$(99,439)	$(54,833)	$(105,602)
Net loss(1)	$(92,178)	$(151,391)	$(98,902)	$(128,097)
Basic and Diluted loss per share:(3)
Net loss	$(1.47)	$(2.33)	$(1.48)	$(1.83)

	Quarter ended
Fiscal Year 2013	March 31	June 30	September 30	December 31
Revenues	$491,343	$441,496	$455,796	$471,996
Operating loss	$(63,620)	$(30,553)	$(59,081)	$(17,711)
Net loss(2)	$(49,444)	$(34,492)	$(100,724)	$(174,343)
Basic and Diluted loss per share:(3)
Net loss	$(0.79)	$(0.55)	$(1.61)	$(2.79)
_______________________________________________________________________________

(1)
Net loss included restructuring and impairment charges (benefits) of $31.3 million, $(2.4) million and $28.6 million for the three months ended June, 30, 2014, September 30, 2014 and December 31, 2014, respectively. Net loss also included gain (loss) on extinguishment of debt of $(13.9) million, $11.4 million, $3.4 million, and $32.8 million for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively.

(2)
Net loss included restructuring and impairment charges (benefits) of $7.4 million, $(5.7) million and $1.2 million for the three months ended March 31, 2013, June 30, 2013 and December 31, 2013, respectively. Net loss also included a gain (loss) on extinguishment of debt of $6.0 million and $(0.9) million in the three months ended March 31, 2013 and September 30, 2013, respectively. Net loss for the three months ended December 31, 2013 also included a $140.9 million income tax charge for a deferred income tax valuation allowance.

(3)	The sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2.1	—
Amended Joint Plan of Reorganization of the Company and certain of its subsidiaries, dated as of December 9, 1994 (Incorporated by reference to Exhibit T3E2 to the Company’s Applications for Qualification of Indentures on Form T-3 (File No. 022-22199), filed on February 6, 1995).

2.2	—
Modification to the Amended Joint Plan of Reorganization of the Company and certain of its subsidiaries, as filed in the Bankruptcy Court on March 1, 1995 (Incorporated by reference to Exhibit T3E24 to the Company’s Amendment No. 2 to the Applications for Qualification of Indentures on Form T-3 (File No. 022-22199), filed on March 7, 1995).

2.3	—
Findings of Fact, Conclusions of Law and Order Confirming Amended Joint Plan of Reorganization of the Company and certain of its subsidiaries, as modified (Incorporated by reference to Exhibit 2(a)(iii) to the Registration Statement on Form S-1 (File No. 33-59013), filed on May 2, 1995).

2.4	—
Arrangement Agreement, dated as of December 2, 2010, by and between the Company and Western Coal Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on December 3, 2010).

3.1	—	Fourth Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on April 28, 2009).

3.2	—	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on February 23, 2012).

4.1	—	Form of Specimen Certificate for the Company’s Common Stock (Incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-1 (No. 033-59013), filed on May 2, 1995).

4.2	—
Indenture, dated as of November 21, 2012, by and among the Company, the subsidiary guarantors named therein and Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on November 21, 2012).

4.2.1	—
First Supplemental Indenture, dated as of September 25, 2013, by and among Walter Energy Holdings, LLC, the Company, the other guarantors named therein and Union Bank, N.A., as trustee, regarding the 9.875% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2013).

4.2.2	—	Form of 9.875% Senior Note due 2020 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on November 21, 2012).

4.3	—
Indenture, dated as of March 27, 2013, by and among the Company, the subsidiary guarantors named therein and Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on March 27, 2013).

Exhibit Number		Description of Exhibit
4.3.1	—
First Supplemental Indenture, dated as of September 25, 2013, by and among Walter Energy Holdings, LLC, the Company, the other guarantors named therein and Union Bank, N.A., as trustee, regarding the 8.500% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.2.1 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2013).

4.3.2	—	Form of 8.500% Senior Note due 2021 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on March 27, 2013).

4.4	—
Indenture, dated as of September 27, 2013, by and among the Company, the subsidiary guarantors named therein and Union Bank, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on September 30, 2013).

4.4.1	—	Form of 9.500% Senior Secured Note due 2019 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on September 30, 2013).

4.5	—
Indenture, dated as of March 27, 2014, by and among the Company, the subsidiary guarantors named therein and Wilmington Trust, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13711), filed on May 6, 2014).

4.5.1	—
Form of 11.0%/12.0% Senior Secured Second Lien PIK Toggle Note due 2020 (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 8-K (File No. 001-13711), filed on May 6, 2014).

10.1*	—
Form of Indemnification Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 1 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2011).

10.2*	—
Form of Amended and Restated Executive Change-in-Control Severance Agreement (for executives executing agreements on or prior to January 1, 2010) (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2008).

10.3*	—
Form of Executive Change-in-Control Severance Agreement (for executives executing agreements after January 1, 2010 and prior to April 1, 2011) (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2011).

10.3.1*	—
Form of Executive Change-in-Control Severance Agreement (for executives executing agreements after April 1, 2011) (Incorporated by reference to Exhibit 10.4 1 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2011).

10.3.2*	—
Form of Amendment to the Executive Change-in-Control Severance Agreement or Amended and Restated Executive Change-in-Control Severance Agreement, as applicable (Incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2013).

Exhibit Number		Description of Exhibit
10.4*	—
Executive Deferred Compensation and Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2011).

10.5*	—	Amended and Restated Directors’ Deferred Fee Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2011).

10.6*	—	Amended and Restated Supplemental Pension Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2008).

10.7*	—	Executive Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement (File No. 001-13711) for the 2006 Annual Meeting of Stockholders, filed on March 31, 2006).

10.7.1*	—	First Amendment to the Executive Incentive Plan (Incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2008).

10.8*	—
Amended 1995 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit B to the Company’s Proxy Statement (File No. 001-13711) for the 1997 Annual Meeting of Stockholders, filed on August 12, 1997).

10.8.1*	—
Amendment to Amended 1995 Long-Term Incentive Stock Plan (Incorporated by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2008).

10.9*	—
Western Coal Corporation Amended and Restated Stock Option Plan, effective August 3, 2010 (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-173336), filed on April 6, 2011).

10.10*	—
Amended and Restated 2002 Long-Term Incentive Award Plan (Incorporated by reference to Appendix C to the Company’s Proxy Statement (File No. 001-13711) for the 2009 Annual Meeting of Stockholders, filed on March 31, 2009).

10.10.1*	—
Amendment No. 1 to the Amended and Restated 2002 Long-Term Incentive Award Plan (Incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2013).

10.10.2*	—
Form of Restricted Stock Unit Award Agreement (for executives executing agreements prior to February 23, 2012) (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2008).

10.10.3*	—
Form of Restricted Stock Unit Award Agreement (for executives executing agreements after February 23, 2012 and prior to February 18, 2013) (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2011).

10.10.4*	—	Form of Retention Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2011).

Exhibit Number		Description of Exhibit
10.10.5*	—	Form of Retention Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.14.1 to the Company's Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2011).

10.10.6*	—
Form of Director Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2011).

10.10.7*	—
Form of Non-Qualified Stock Option Agreement (for executives executing agreements prior to February 23, 2012) (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2008).

10.10.8*	—
Form of Non-Qualified Stock Option Agreement (for executives executing agreements after February 23, 2012 and prior to February 18, 2013) (Incorporated by reference to Exhibit 10.16.1 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2011).

10.10.9*	—	Form of Director Stock Option Award Agreement (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2011).

10.10.10*	—
Form of Amendment to the Non-Employee Directors’ Non-Qualified Stock Option Agreements (Incorporated by reference to Exhibit 10.10.10 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2013).

10.10.11*	—
Form of Restricted Stock Unit Award Agreement-Performance Vesting Award-2 Year Performance Period (Incorporated by reference to Exhibit 10.11.9 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2012).

10.10.12*	—
Form of Restricted Stock Unit Award Agreement-Performance Vesting Award-3 Year Performance Period (Incorporated by reference to Exhibit 10.11.10 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2012).

10.10.13*	—
Form of Restricted Stock Unit Award Agreement (for executives executing agreements after February 18, 2013) (Incorporated by reference to Exhibit 10.11.11 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2012).

10.10.14*	—
Form of Non-Qualified Stock Option Agreement (for executives executing agreements after February 18, 2013) (Incorporated by reference to Exhibit 10.11.12 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2012).

10.11*	—
Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Company’s Proxy Statement (File No. 001-13711) for the 2004 Annual Meeting of Stockholders, filed on March 19, 2004).

10.12*†	—	Amended and Restated 2014 Long-Term Incentive Plan.

10.12.1*	—
Form of Restricted Stock Unit Agreement under Amended and Restated the 2014 Long-Term Incentive Plan (50% voting on second and third anniversaries of grant date) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13711), filed on August 6, 2014).

10.12.2*†	—	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2014 Long-Term Incentive Plan (for non-employee directors).

Exhibit Number		Description of Exhibit
10.12.3*†	—	Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Long-Term Incentive Plan (for non-employee directors).

10.13*	—	Involuntary Severance Benefit Plan (Incorporated by reference to Exhibit 10.23.1 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2008).

10.13.1*	—
First Amendment to the Involuntary Severance Benefit Plan (Incorporated by reference to Exhibit 10.23.1 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2008).

10.14*	—
Agreement, dated September 12, 2011, by and between the Company and Walter J. Scheller, III (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13711), filed on November 7, 2011).

10.15*	—	Agreement, dated May 29, 2012, by and between the Company and William G. Harvey (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 1, 2012).

10.16*	—
Agreement, dated April 1, 2011, by and between the Company and Michael T. Madden (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2011).

10.16.1*	—
Amended and Restated Change-in-Control Agreement, dated as of February 14, 2014, by and between the Company and Michael T. Madden (Incorporated by reference to Exhibit 10.15.1 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2013).

10.17*	—
Agreement, dated December 15, 2011, by and between the Company and Earl H. Doppelt (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2012).

10.18*	—
Agreement, dated January 6, 2012, by and between the Company and Daniel P. Cartwright (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-13711) for the year ended December 31, 2013).

10.19*	—	Form of Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on December 22, 2014).

10.20	—
Income Tax Allocation Agreement, dated as of May 26, 2006, by and between the Company and Mueller Water Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on May 30, 2006).

10.21	—
Joint Litigation Agreement, effective as of December 14, 2006, by and between the Company and Mueller Water Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on December 20, 2006).

10.22	—
Tax Separation Agreement, dated as of April 17, 2009, by and between the Company and Walter Investment Management, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on April 23, 2009).

10.23	—
Joint Litigation Agreement, dated as of April 17, 2009, by and between the Company and Walter Investment Management, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on April 23, 2009).

Exhibit Number		Description of Exhibit

10.24	—
Credit Agreement, dated as of April 1, 2011, by and between the Company and Walter Energy Canada Holdings, Inc. and the various lenders, including Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and the other agents named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on April 6, 2011).

10.24.1	—
First Amendment to the Credit Agreement, dated as of January 20, 2012, by and among the Company, Western Coal Corp., Walter Energy Canada Holdings, Inc., the various lenders thereunder, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and the other agents named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on January 25, 2012).

10.24.2	—
Second Amendment to the Credit Agreement, dated as of August 16, 2012, by and among the Company, certain of its subsidiaries, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on August 17, 2012).

10.24.3	—
Third Amendment to the Credit Agreement, dated as of October 29, 2012, by and among the Company, certain of its subsidiaries, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on October 30, 2012).

10.24.4	—
Fourth Amendment to the Credit Agreement, dated as of March 21, 2013, by and among the Company, certain of its subsidiaries, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on March 22, 2013).

10.24.5	—
Fifth Amendment to the Credit Agreement, dated as of July 23, 2013, by and among the Company, certain of its subsidiaries, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on July 23, 2013).

10.24.6	—
Sixth Amendment to the Credit Agreement, dated as of March 18, 2014, by and among the Company, certain of its subsidiaries, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13711), filed on May 6, 2014).

10.24.7	—
Seventh Amendment to the Credit Agreement, dated as of July 7, 2014, by and among the Company, certain of its subsidiaries, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on July 11, 2014).

10.24.8	—
Eighth Amendment to the Credit Agreement, dated as of July 8, 2014, by and among the Company, certain of its subsidiaries, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on July 11, 2014).

10.25	—
First-Lien Notes Collateral Agreement, dated as of September 27, 2013, by and among the Company, certain of its subsidiaries and Union Bank, N.A., as collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on September 30, 2013).

10.25.1	—
First-Lien Intercreditor Agreement, dated as of September 27, 2013, by and among the Company, the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as Credit Agreement Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties, Union Bank, N.A., as Initial Additional Collateral Agent and Initial Additional Authorized Representative for the Initial Additional First-Lien Secured Parties, and each additional Collateral Agent and Authorized Representative from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on September 30, 2013).

Exhibit Number		Description of Exhibit
10.25.2	—
Grant of Security Interests in United States Trademarks, dated September 27, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on September 30, 2013).

10.26	—
Second-Lien Notes Collateral Agreement, dated as of March 27, 2014, by and among the Company, certain of its subsidiaries and Wilmington Trust, N.A., as collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K (File No. 001-13711), filed on April 1, 2014).

10.26.1	—
Amended and Restated Intercreditor Agreement, dated as of March 27, 2014, by and among the Company, the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as Credit Agreement Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties, Union Bank, N.A., as Collateral Agent for the First-Lien Notes, Wilmington Trust, N.A., as Collateral Agent for the Second-Lien Notes, and each additional Collateral Agent and Authorized Representative from time to time party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on April 1, 2014).

10.26.2	—
Grant of Security Interests in United States Trademarks, dated March 27, 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-13711), filed on April 1, 2014).

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
XBRL (Extensible Business Reporting Language)-The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________
† Filed herewith.
* Denotes management contract or compensatory plans or arrangement.