Form 10-Q
period 2015-03-31
Walter Energy, Inc.
filed 2015-05-05
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of April 30, 2015: 80,746,088

WALTER ENERGY, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$434,706	$468,532
Trade receivables, net	89,498	91,057
Other receivables	126,248	127,037
Inventories	172,335	201,598
Deferred income taxes	16,817	16,819
Prepaid expenses	40,161	46,190
Other current assets	8,966	9,285
Total current assets	888,731	960,518
Mineral interests, net	2,819,740	2,836,801
Property, plant and equipment, net	1,424,047	1,466,297
Other long-term assets	69,919	67,748
Total assets	$5,202,437	$5,331,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$47,547	$38,980
Accrued expenses	155,645	125,318
Pension and other postretirement benefits obligation	29,410	29,032
Other current liabilities	213,597	215,952
Current debt	3,015,274	12,327
Total current liabilities	3,461,473	421,609
Long-term debt	—	3,068,878
Pension and other postretirement benefits obligation	643,453	641,231
Deferred income taxes	704,704	730,685
Other long-term liabilities	195,658	187,380
Total liabilities	5,005,288	5,049,783
Stockholders' equity
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares; none issued	—	—
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares; issued 80,723,701 and 71,978,113 shares, respectively	807	720
Capital in excess of par value	1,678,710	1,668,407
Accumulated deficit	(1,249,694)	(1,169,498)
Accumulated other comprehensive loss	(232,674)	(218,048)
Total stockholders' equity	197,149	281,581
Total liabilities and stockholders' equity	$5,202,437	$5,331,364
The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,
	2015	2014
Revenues:
Sales	$285,646	$405,229
Miscellaneous income	5,280	8,656
Total revenues	290,926	413,885
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	284,693	349,875
Depreciation and depletion	59,182	76,424
Selling, general and administrative	21,061	20,779
Other postretirement benefits	12,333	13,869
Total costs and expenses	377,269	460,947
Operating loss	(86,343)	(47,062)
Interest expense, net	(78,236)	(65,432)
Gain (loss) on extinguishment of debt	58,626	(13,889)
Other loss	—	(1,756)
Loss before income tax benefit	(105,953)	(128,139)
Income tax benefit	(25,757)	(35,961)
Net loss	$(80,196)	$(92,178)

Basic and diluted net loss per share	$(1.08)	$(1.47)
Dividends per share	$—	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS)

	For the three months ended March 31,
	2015	2014
Net loss	$(80,196)	$(92,178)
Other comprehensive income (loss):
Change in pension and postretirement benefit plans (net of tax: $2,442 and $2,168, respectively)	3,699	3,519
Change in unrealized gain on hedges (net of tax: $1,304)	—	1,679
Change in foreign currency translation adjustment	(18,325)	2,164
Total other comprehensive income (loss)	(14,626)	7,362
Total comprehensive loss	$(94,822)	$(84,816)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)
(IN THOUSANDS)

	Total	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$281,581	$720	$1,668,407	$(1,169,498)	$(218,048)
Net loss	(80,196)	—	—	(80,196)	—
Other comprehensive loss, net of tax	(14,626)	—	—	—	(14,626)
Stock based compensation	3,440	—	3,440	—	—
Issuance of common stock in connection with the extinguishment of debt	7,007	87	6,920	—	—
Other	(57)	—	(57)	—	—
Balance at March 31, 2015	$197,149	$807	$1,678,710	$(1,249,694)	$(232,674)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	For the three months ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(80,196)	$(92,178)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and depletion	59,182	76,424
Deferred income tax benefit	(25,596)	(33,369)
Amortization of debt issuance costs and debt discount, net	3,551	4,602
(Gain) loss on extinguishment of debt	(58,626)	13,889
Other	18,832	6,847
Decrease in current assets:
Trade receivables, net	1,475	21,987
Other receivables	783	4,840
Inventories	21,913	3,943
Prepaid expenses and other current assets	6,235	9,735
Increase (decrease) in current liabilities:
Accounts payable	9,324	(25,253)
Accrued interest	44,336	27,034
Accrued expenses and other current liabilities	(14,112)	16,889
Cash flows provided by (used in) operating activities	(12,899)	35,390
INVESTING ACTIVITIES
Additions to property, plant and equipment	(17,367)	(12,281)
Proceeds from sale of property, plant and equipment	1,329	—
Other	356	(151)
Cash flows used in investing activities	(15,682)	(12,432)
FINANCING ACTIVITIES
Proceeds from issuance of debt	—	553,000
Retirements of debt	(3,495)	(409,924)
Dividends paid	—	(626)
Debt issuance costs	—	(20,343)
Other	(60)	(166)
Cash flows provided by (used in) financing activities	(3,555)	121,941
Effect of foreign exchange rates on cash	(1,690)	(1,002)
Net increase (decrease) in cash and cash equivalents	(33,826)	143,897
Cash and cash equivalents at beginning of period	468,532	260,818
Cash and cash equivalents at end of period	$434,706	$404,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)

Note 1—Business and Basis of Presentation
Walter Energy, Inc., together with its consolidated subsidiaries (the "Company"), is a leading producer and exporter of metallurgical coal for the global steel industry from underground and surface mines with mineral reserves located in the United States ("U.S."), Canada and the United Kingdom ("U.K."). The Company also extracts, processes, markets and/or possesses mineral reserves of thermal coal and anthracite coal, as well as produces metallurgical coke and coal bed methane gas.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2014 included in the Company's Annual Report filed on Form 10-K with the U.S. Securities and Exchange Commission. The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements for the year ended December 31, 2014 included in the Company's Annual Report filed on Form 10-K.
In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Section 470-50, during the second quarter of 2014, the Company corrected its classification of accelerated amortization of debt issuance costs that it recognized upon the extinguishment or partial extinguishment of debt to present these amounts as a component of the gain (loss) recognized upon the extinguishment of debt as one line item in the accompanying Condensed Consolidated Statements of Operations. Components of the gain (loss) on the extinguishment of debt were previously recognized within interest expense in the accompanying Condensed Consolidated Statements of Operations. We have concluded that this revision is not material to our previously issued financial statements, as the net effect of these revisions did not impact our operating loss, net loss, stockholders' equity or cash flows. Previously reported interest expense has been revised to correct the classification and interest income and interest expense have been netted in the current presentation. The following reflects the revisions for the three months ended March 31, 2014 (in thousands):

For the three months ended
March 31, 2014
Interest expense, prior to revision	$(79,396)
Interest income	75
Revision of loss on extinguishment of debt	13,889
Interest expense, net, revised	$(65,432)

Going Concern Matters
The accompanying unaudited Condensed Consolidated Financial Statements and related notes have been prepared assuming that the Company will continue as a going concern, although the events disclosed below raise substantial doubt about our ability to continue as a going concern. Accordingly, they do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that would be required should we be unable to continue as a going concern.

Over the course of the last three years, our results of operations, including our operating revenues and operating cash flows, have been negatively impacted by weak coal market conditions, depressed metallurgical coal prices, reduced steel production and global steel demand.  Our cash flows from operations were insufficient to fund our capital expenditure needs for

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 1—Basis of Presentation (Continued)

2014 and 2013 and we expect this trend to continue in 2015. If market conditions do not improve, we expect our liquidity to continue to be adversely affected. On April 15, 2015, the Company elected to exercise the 30-day grace period under the terms of the indentures governing its 9.50% Senior Secured Notes due 2019 and its 8.50% Senior Notes due 2021 to extend the timeline for making the cash interest payments due on April 15, 2015.  The aggregate amount of the interest payments is approximately $62.4 million. During the 30-day grace period, the Company is working with its debt holders to establish a capital structure that will position the Company to weather a highly competitive and challenging market.

The election to exercise the 30-day grace period under the terms of the indentures governing its 9.50% Senior Secured Notes due 2019 and its 8.50% Senior Notes due 2021 constitutes a default; however, it does not constitute an Event of Default under the indentures governing our senior notes or the term loan credit facility. As a result of this default, certain restrictions have been placed on the Company, including but not limited to, its ability to incur additional indebtedness, draw on the revolver and issue additional letters of credit. The Company has 30 days to cure the default by making the required interest payments that were due on April 15, 2015. Alternatively, the Company may restructure the debt with its creditors. If the Company is unable to restructure the debt, the Company may consider filing voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

On May 15, 2015, if the interest payment default is not cured, the default would be considered an Event of Default and all outstanding notes will become due and payable immediately without further action or notice. An Event of Default would also trigger cross defaults in the Company's other debt obligations. If any other Event of Default occurs, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes may declare all the notes to be due and payable immediately. An Event of Default would have a material adverse effect on the Company's liquidity, financial condition and results of operations. As of March 31, 2015, the Company had approximately $3.1 billion in principal amount of term loans, senior notes, capital lease obligations and equipment financing obligations outstanding. Based on the facts and circumstances discussed above, all of this debt is classified as a current liability in the Condensed Consolidated Balance Sheet as of March 31, 2015.
New Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability. A reporting entity must apply the amended guidance on a retrospective basis. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has early adopted this standard for the Condensed Consolidated Financial Statements presented above and is in compliance. Previously reported other current assets, other long-term assets and long-term debt have been revised to reflect the retrospective application. The following reflects the revisions for the year ended December 31, 2014:

December 31, 2014
Other current assets, prior to revision	$19,542
Revision of debt issuance costs	(10,257)
Other current assets, as revised	$9,285

Other long-term assets, prior to revision	$112,256
Revision of debt issuance costs	(44,508)
Other long-term assets, as revised	$67,748

Long-term debt, prior to revision	$3,123,643
Revision of debt issuance costs	(54,765)
Long-term debt, as revised	$3,068,878

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)

Note 2—Inventories
Inventories are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Coal	$109,579	$136,335
Raw materials, supplies and other	62,756	65,263
Total inventories	$172,335	$201,598

Note 3—Income Taxes
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
For the three months ended March 31, 2015, the income tax benefit was determined based on the annual effective tax rate method. The Company recognized an income tax benefit of $25.8 million for the three months ended March 31, 2015 compared with an income tax benefit of $36.0 million for the three months ended March 31, 2014. The decrease in the quarterly income tax benefit was primarily due to the reduction of operating costs from the idling of our Canadian operations in the second quarter of 2014. The Company's effective tax rate for the three months ended March 31, 2015 and 2014 reflects the benefits of the Canadian and U.K. Operations which are taxed at statutory rates lower than the U.S. rate and the effects of additional tax losses related to foreign financing activities.
The Company utilizes the asset and liability method of accounting for income taxes and records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year cumulative pre-tax book loss, it concluded that a full valuation allowance should continue to be recorded against its U.S net deferred tax assets at March 31, 2015. In the future, if the Company determines that it is more likely than not that it will realize these net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)

Note 4—Debt
Debt consisted of the following (dollars in thousands):

	March 31, 2015	December 31, 2014	Weighted Average Stated Interest Rate at March 31, 2015	Final Maturity
2011 term loan B	$978,178	$978,178	7.25%	2018
9.50% senior secured notes	970,000	970,000	9.50%	2019
11.00% / 12.00% senior secured PIK toggle notes	350,000	350,000	11.00% / 12.00%	2020
9.875% senior notes	388,000	388,000	9.88%	2020
8.50% senior notes (1)	383,275	450,000	8.50%	2021
Other (2)	14,237	18,085	Various	Various
Debt discount, net	(17,207)	(18,293)
Debt issuance costs (3)	(51,209)	(54,765)
Total debt	3,015,274	3,081,205
Less: current debt (2)	(3,015,274)	(12,327)
Total long-term debt	$—	$3,068,878
_______________________________________________________________________________

(1) On March 6, 2015, the Company issued an aggregate of 8.65 million shares of its common stock in exchange for $66.7 million of its 8.50% Senior Notes due 2021 and recognized a net gain on extinguishment of debt of $58.6 million in the three months ended March 31, 2015.
(2) Includes capital lease obligations and an equipment financing agreement.
(3) In the current quarter, the Company adopted ASU 2015-03 to present debt issuance costs as a direct deduction to the carrying amount of debt. The adoption of this guidance has been applied on a retrospective basis. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

On April 15, 2015, the Company elected to exercise the 30-day grace period under the terms of the indentures governing its 9.50% Senior Secured Notes due 2019 and its 8.50% Senior Notes due 2021 to extend the timeline for making the cash interest payments due on April 15, 2015. The 30-day grace period will end on May 15, 2015. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)

Note 5—Pension and Other Postretirement Benefits
The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the three months ended March 31,		For the three months ended March 31,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$2,178	$1,701	$1,875	$1,944
Interest cost	3,297	3,348	6,351	7,726
Expected return on plan assets	(3,696)	(4,553)	—	—
Amortization of prior service cost (credit)	169	61	(1,552)	307
Amortization of net actuarial loss	1,865	642	5,659	3,892
Settlement loss	—	784	—	—
Net periodic benefit cost	$3,813	$1,983	$12,333	$13,869
Note 6—Net Loss Per Share
A reconciliation of the basic and diluted net loss per share computations for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except per share data):

	For the three months ended March 31,
	2015	2014
Numerator:
Net loss	$(80,196)	$(92,178)
Denominator:
Average number of common shares outstanding(1)	74,336	62,601
Basic and diluted net loss per share	$(1.08)	$(1.47)
_______________________________________________________________________________

(1)
Basic earnings per share is computed by dividing net loss by the average number of common shares outstanding during the reporting period. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods. The weighted average number of stock options and restricted stock units outstanding for the three months ended March 31, 2015 and 2014 totaling 2,135,196 and 1,012,919, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

The table below sets forth stock options exercised and restricted stock units vested for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
Stock options exercised	—	9,641
Restricted stock units vested	95,621	35,703
Total	95,621	45,344

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)

Note 7—Commitments and Contingencies
Income Tax Litigation
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
In connection with the U.S. Bankruptcy Proceedings, the Internal Revenue Service ("IRS") filed a proof of claim in the Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and the various issues have been litigated in the Bankruptcy Court. An opinion was issued by the Bankruptcy Court in June 2010 with respect to two of the disputed issues. The Bankruptcy Court instructed both parties to submit a final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Bankruptcy Court granted an extension of time of 90 days from the initial submission date to submit the final order. Additional extensions of time to submit the proposed final order were granted in November 2010, February 2011, May 2011, September 2011, January 2013, May 2013 and December 2013. At the request of the IRS, in December 2013 the Bankruptcy Court granted an additional extension of time to submit the final order. As of March 31, 2015, both parties are still reviewing the litigation issues in order to submit the final order.
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
The IRS is conducting an audit of the Company's income tax returns filed for the 2009 through 2012 tax years. Since the examination is ongoing, any resulting tax deficiency or overpayment cannot be estimated at this time. During 2015, the statute of limitations for assessing additional income tax deficiencies will expire for certain tax years in several state tax jurisdictions. The expiration of the statute of limitations for these years is expected to have an immaterial impact on the total uncertain income tax positions and net income.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 7—Commitments and Contingencies (Continued)

It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months. The Company anticipates that a final order will be issued by the Bankruptcy Court in the near future settling the issues in the Proof of Claim. A final order by the Bankruptcy Court would permit a resolution of similar issues for the tax years currently under IRS Exam (2000-2012). As of March 31, 2015, the Company had $33.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. Due to the uncertainty related to the potential outcome of these matters, any possible changes in unrecognized tax benefits cannot be reasonably estimated.
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
In 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project ("35th Avenue Superfund Site") be classified and managed as a Superfund site under Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), allowing other Potentially Responsible Parties ("PRPs") to potentially be held responsible. Under CERCLA authority, the EPA proceeded directly with the offsite sampling work and deferred any further enforcement actions or decisions. In March 2013, the EPA released the North Birmingham Air Toxics Risk Assessment showing the air quality around Company facilities to be acceptable. In August 2013, the Agency for Toxic Substances and Disease Registry ("ATSDR") released a report concerning past, present and future exposures to residential soils in North Birmingham and concluded that there is no public health hazard. In September 2013, the EPA sent an "Offer to Conduct Work" letter to Walter Coke and four other PRPs notifying them that the EPA had completed sampling at 1,100 residential properties and that 400 properties exceeded Regional Removal Management Levels ("RMLs") and offered the PRPs an opportunity to cleanup 50 Phase I properties. The Company has notified the EPA that it has declined the Offer to Conduct Work. In July 2014, the Jefferson County Department of Health ("JCDH") said there are no apparent health risks to individuals living in North Birmingham. In August 2014, the EPA sent an “Offer to Conduct Work” letter to Walter Coke and five other PRPs and offered the PRPs an opportunity to cleanup 30 Phase II properties. The Company has notified the EPA that it has declined the Offer to Conduct Work. In September 2014, the EPA proposed to add the 35th Avenue Superfund Site to the National Priorities List ("NPL"). The EPA has accepted and is reviewing comments to the proposed listing. In April 2015, ATSDR released an evaluation of air exposures to communities adjacent to the 35th Avenue Superfund Site and concluded that current exposures are unlikely to result in harmful effects in individuals and that the current estimated cumulative cancer risks are within the EPA's target risk range.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 7—Commitments and Contingencies (Continued)

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
The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At March 31, 2015, the Company had an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified. As of March 31, 2015, the amount of this accrual was not material to the Company's consolidated financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the Company's consolidated financial statements, but such cleanup costs could be material to the Company's results of operations in a future reporting period.
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
These complaints allege that Walter Energy and the Individual Defendants made false and misleading statements regarding the Company's operations outlook for the second quarter of 2011. The complaints further allege that the Company and the Individual Defendants knew that these statements were misleading and failed to disclose material facts that were necessary in order to make the statements not misleading. Plaintiffs claimed violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) of the 1934 Act. On May 30, 2012, the two actions were consolidated into In re Walter Energy, Inc. Securities Litigation. The court also appointed the Government of Bermuda Contributory and Public Service Superannuation Pension Plans as well as the Stephen C. Beaulieu Revocable Trust to be lead plaintiffs and approved lead plaintiffs' selection of Robbins Geller Rudman & Dowd LLP and Kessler Topaz Meltzer & Check, LLP as lead plaintiffs' counsel for the consolidated action. On August 20, 2012, Lead Plaintiffs filed a consolidated amended class action complaint in this action. The consolidated amended complaint names as an additional defendant Joseph Leonard, a current director and former interim CEO of Walter Energy, in addition to the previously named defendants. Defendants filed a Motion to Dismiss the amended complaint on October 4, 2012. On January 29, 2013, the court denied that motion without prejudice. Defendants answered the complaint on February 15, 2013. The parties are now in the process of discovery. Plaintiffs filed a motion for class certification on August 15, 2013. On March 18, 2014, the Court denied Plaintiffs' motion for class certification without prejudice to refiling and rebriefing and stayed this litigation pending a decision by the United States Supreme Court in Halliburton Co., et al. v. Erica P. John Fund, Inc. ("Halliburton II"). Following the U.S. Supreme Court's decision in Halliburton II on June 23, 2014, Plaintiffs filed a renewed motion for class certification on August 29, 2014. Defendants' filed their opposition on October 28, 2014, and Plaintiffs' Reply was filed on January 30, 2015. The Court has set an evidentiary hearing on Plaintiffs' renewed class certification motion for May 15, 2015. All other deadlines have been stayed by the Court.
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
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 7—Commitments and Contingencies (Continued)

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

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)

Note 8—Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2015, net of tax (in thousands).

	Pension and other postretirement benefit plans	Foreign currency translation adjustment	Total
Beginning balance as of December 31, 2014	$(198,969)	$(19,079)	$(218,048)
Other comprehensive loss before reclassifications	—	(18,325)	(18,325)
Amounts reclassified from accumulated other comprehensive loss	3,699	—(1)	3,699
Net current-period other comprehensive income (loss)	3,699	(18,325)	(14,626)
Ending balance as of March 31, 2015	$(195,270)	$(37,404)	$(232,674)

(1)	Foreign currency translation adjustments are reclassified from accumulated other comprehensive loss to earnings upon sale or substantially complete liquidation of an investment in a foreign entity.

The following table presents amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2015 (in thousands).

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statements of Operations
Amortization of pension and other postretirement benefit plans:
Prior service credit	$(1,383)	(a)
Net actuarial loss	7,524	(a)
	6,141	Total before tax
	(2,442)	Income tax benefit
	$3,699	Net of tax
_______________________________________________________________________________

(a)
Amortization of pension benefit items are included in cost of sales (exclusive of depreciation and depletion) and selling, general and administrative expense while amortization of postretirement benefit items are included in other postretirement benefits within the Condensed Consolidated Statements of Operations.

Note 9—Fair Value of Financial Instruments
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy has been established for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value, with the inputs considered most observable categorized as Level 1 and those that are the least observable categorized as Level 3. Hierarchy levels are defined as follows:

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

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 9—Fair Value of Financial Instruments (Continued)

The Company had no assets or liabilities measured at fair value on a recurring basis as of March 31, 2015 or December 31, 2014. The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, receivables and accounts payable—The carrying amounts reported in the balance sheet approximate fair value. Cash equivalents represent highly-liquid instruments and constitute Level 1 fair value measurements.
Debt—All of the Company's outstanding debt is carried at cost. There were no borrowings outstanding under the revolver at March 31, 2015 or December 31, 2014. The estimated fair value of the Company's debt is based on observable market data (Level 2). The carrying amounts and fair values of the Company's debt (excluding capital lease obligations, equipment financing agreements and debt discount and debt issuance costs on the revolver of $1.4 million and $0.2 million, respectively, as of March 31, 2015 and $1.5 million and $0.3 million, respectively, as of December 31, 2014) are presented below (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2011 term loan B (1)	$953,405	$591,798	$951,583	$755,936
9.50% senior secured notes (2)	$950,318	$579,575	$949,537	$759,025
11.0%/12.0% senior secured PIK toggle notes (3)	$342,891	$33,250	$342,631	$113,750
9.875% senior notes (4)	$378,951	$22,310	$378,664	$77,600
8.50% senior notes (5)	$377,062	$22,038	$442,481	$85,500
_______________________________________________________________________________

(1)	Net of debt discount and debt issuance costs of $11.1 million and $13.7 million, respectively, as of March 31, 2015 and $11.9 million and $14.7 million, respectively, as of December 31, 2014.

(2)	Net of debt discount and debt issuance costs of $2.6 million and $17.1 million, respectively, as of March 31, 2015 and $2.7 million and $17.8 million, respectively, as of December 31, 2014.

(3)	Net of debt issuance costs of $7.1 million and $7.4 million as of March 31, 2015 and December 31, 2014, respectively.

(4)	Net of debt discount and debt issuance costs of $2.1 million and $6.9 million, respectively, as of March 31, 2015 and $2.2 million and $7.1 million, respectively, as of December 31, 2014.

(5)	Net of debt issuance costs of $6.2 million and $7.5 million as of March 31, 2015 and December 31, 2014, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)

Note 10—Segment Information
The Company's reportable segments are strategic business units arranged geographically which have separate management teams. The business units have been aggregated into the U.S. Operations, Canadian and U.K. Operations, and Other reportable segments. The primary business of both the U.S. Operations and the Canadian and U.K. Operations segments is mining and exporting metallurgical coal for the steel industry. The Other segment primarily includes unallocated corporate expenses.
The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company evaluates performance primarily based on operating income (loss) of the respective segments.
Summarized financial information of the Company's reportable segments is shown in the following tables (in thousands):

	For the three months ended March 31,
	2015	2014
Revenues:
U.S. Operations	$251,011	$330,664
Canadian and U.K. Operations	39,014	81,577
Other	901	1,644
Total revenues	$290,926	$413,885

Operating income (loss):
U.S. Operations	$(46,763)	$5,870
Canadian and U.K. Operations	(34,321)	(52,618)
Other	(5,259)	(314)
Total operating loss	(86,343)	(47,062)
Interest expense, net	(78,236)	(65,432)
Gain (loss) on extinguishment of debt	58,626	(13,889)
Other loss	—	(1,756)
Loss before income tax benefit	(105,953)	(128,139)
Income tax benefit	(25,757)	(35,961)
Net loss	$(80,196)	$(92,178)

Depreciation and depletion:
U.S. Operations	$37,150	$39,066
Canadian and U.K. Operations	21,457	36,710
Other	575	648
Total	$59,182	$76,424

Capital expenditures:
U.S. Operations	$16,667	$10,251
Canadian and U.K. Operations	341	609
Other	359	1,421
Total	$17,367	$12,281

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 10—Segment Information (Continued)

	March 31, 2015	December 31, 2014
Segment assets:
U.S. Operations	$1,082,624	$1,122,850
Canadian and U.K. Operations	3,466,709	3,538,073
Other (1)	653,104	670,441
Total	$5,202,437	$5,331,364
(1) In the current quarter, the Company adopted ASU 2015-03 to present debt issuance costs as a direct deduction to the carrying amount of debt. The adoption of this guidance has been applied on a retrospective basis. See Note 1 to the Condensed Consolidated Financial Statements for additional information.
Note 11—Supplemental Guarantor and Non-Guarantor Financial Information
In accordance with the indentures governing the 9.875% Senior Notes due December 2020 and the 8.50% Senior Notes due April 2021 (collectively the "senior notes"), certain 100% owned U.S. domestic restricted subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. Effective November 10, 2014, the subsidiaries that comprise the Company's West Virginia operations were added as guarantors under the indentures governing the senior notes. Prior period balances have been restated to present these subsidiaries as guarantors. The following tables present unaudited condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the subsidiaries which are guarantors under the senior notes, and (iv) the subsidiaries which are not guarantors of the senior notes:

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 11—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
MARCH 31, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$394,156	$281	$40,269	$—	$434,706
Trade receivables, net	—	81,359	8,139	—	89,498
Other receivables	123,094	1,984	1,170	—	126,248
Intercompany receivables	—	205,976	4,949	(210,925)	—
Inventories	—	110,545	61,790	—	172,335
Deferred income taxes	15,984	—	833	—	16,817
Prepaid expenses	5,162	33,427	1,572	—	40,161
Other current assets	171	6,675	2,120	—	8,966
Total current assets	538,567	440,247	120,842	(210,925)	888,731
Mineral interests, net	—	133,458	2,686,282	—	2,819,740
Property, plant and equipment, net	6,978	686,071	730,998	—	1,424,047
Investment in subsidiaries	3,160,580	6,528	—	(3,167,108)	—
Other long-term assets	43,085	13,445	13,389	—	69,919
Total assets	$3,749,210	$1,279,749	$3,551,511	$(3,378,033)	$5,202,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$6,643	$35,921	$4,983	$—	$47,547
Accrued expenses	85,059	57,215	13,371	—	155,645
Intercompany payables	210,925	—	—	(210,925)	—
Pension and other postretirement benefits obligation	473	28,937	—	—	29,410
Other current liabilities	170,696	26,640	16,261	—	213,597
Current debt	3,001,037	11,090	3,147	—	3,015,274
Total current liabilities	3,474,833	159,803	37,762	(210,925)	3,461,473
Pension and other postretirement benefits obligation	10,516	632,937	—	—	643,453
Deferred income taxes	26,206	—	678,498	—	704,704
Other long-term liabilities	40,506	98,928	56,224	—	195,658
Total liabilities	3,552,061	891,668	772,484	(210,925)	5,005,288
Stockholders' equity	197,149	388,081	2,779,027	(3,167,108)	197,149
Total liabilities and stockholders' equity	$3,749,210	$1,279,749	$3,551,511	$(3,378,033)	$5,202,437

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 11—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$421,533	$1,117	$45,882	$—	$468,532
Trade receivables, net	—	88,959	2,098	—	91,057
Other receivables	123,659	2,193	1,185	—	127,037
Intercompany receivables	—	206,118	14,952	(221,070)	—
Inventories	—	110,882	90,716	—	201,598
Deferred income taxes	15,986	—	833	—	16,819
Prepaid expenses	3,424	40,044	2,722	—	46,190
Other current assets (1)	106	7,029	2,150	—	9,285
Total current assets	564,708	456,342	160,538	(221,070)	960,518
Mineral interests, net	—	135,377	2,701,424	—	2,836,801
Property, plant and equipment, net	7,558	726,478	732,261	—	1,466,297
Investment in subsidiaries	3,233,399	6,459	—	(3,239,858)	—
Other long-term assets (1)	43,420	17,857	6,471	—	67,748
	$3,849,085	$1,342,513	$3,600,694	$(3,460,928)	$5,331,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$7,209	$5,118	$—	$12,327
Accounts payable	2,296	30,697	5,987	—	38,980
Accrued expenses	43,088	60,762	21,468	—	125,318
Intercompany payables	221,070	—	—	(221,070)	—
Pension and other postretirement benefits obligation	95	28,937	—	—	29,032
Other current liabilities	168,444	27,172	20,336	—	215,952
Total current liabilities	434,993	154,777	52,909	(221,070)	421,609
Long-term debt (1)	3,063,121	5,704	53	—	3,068,878
Pension and other postretirement benefits obligation	10,502	630,729	—	—	641,231
Deferred income taxes	23,766	—	706,919	—	730,685
Other long-term liabilities	35,122	96,599	55,659	—	187,380
Total liabilities	3,567,504	887,809	815,540	(221,070)	5,049,783
Stockholders' equity	281,581	454,704	2,785,154	(3,239,858)	281,581
	$3,849,085	$1,342,513	$3,600,694	$(3,460,928)	$5,331,364

(1) In the current quarter, the Company adopted ASU 2015-03 to present debt issuance costs as a direct deduction to the carrying amount of debt. The adoption of this guidance has been applied on a retrospective basis. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 11—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$248,370	$37,276	$—	$285,646
Miscellaneous income	453	255	4,572	—	5,280
Total revenues	453	248,625	41,848	—	290,926
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	232,416	52,277	—	284,693
Depreciation and depletion	575	36,264	22,343	—	59,182
Selling, general and administrative	5,383	12,495	3,183	—	21,061
Other postretirement benefits	(67)	12,400	—	—	12,333
Total costs and expenses	5,891	293,575	77,803	—	377,269
Operating loss	(5,438)	(44,950)	(35,955)	—	(86,343)
Interest expense, net	(76,356)	(195)	(1,685)	—	(78,236)
Gain on extinguishment of debt	58,626	—	—	—	58,626
Loss before income tax benefit	(23,168)	(45,145)	(37,640)	—	(105,953)
Income tax benefit	—	—	(25,757)	—	(25,757)
Equity in net losses of subsidiaries	(57,028)	—	—	57,028	—
Net loss	$(80,196)	$(45,145)	$(11,883)	$57,028	$(80,196)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 11—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$324,911	$80,318	$—	$405,229
Miscellaneous income	655	1,879	6,122	—	8,656
Total revenues	655	326,790	86,440	—	413,885
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	254,041	95,834	—	349,875
Depreciation and depletion	648	38,101	37,675	—	76,424
Selling, general and administrative	1,153	13,858	5,768	—	20,779
Other postretirement benefits	(44)	13,913	—	—	13,869
Total costs and expenses	1,757	319,913	139,277	—	460,947
Operating income (loss)	(1,102)	6,877	(52,837)	—	(47,062)
Interest income (expense), net	(72,404)	7,234	(262)	—	(65,432)
Loss on extinguishment of debt	(13,889)	—	—	—	(13,889)
Other loss	(1,700)	—	(56)	—	(1,756)
Income (loss) before income tax expense (benefit)	(89,095)	14,111	(53,155)	—	(128,139)
Income tax expense (benefit)	(18,561)	2,629	(20,029)	—	(35,961)
Equity in net losses of subsidiaries	(21,644)	—	—	21,644	—
Net income (loss)	$(92,178)	$11,482	$(33,126)	$21,644	$(92,178)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 11—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(80,196)	$(45,145)	$(11,883)	$57,028	$(80,196)
Other comprehensive income (loss):
Change in pension and other postretirement benefit plans, net of tax	3,699	3,550	—	(3,550)	3,699
Change in foreign currency translation adjustment	(18,325)	—	(18,325)	18,325	(18,325)
Total other comprehensive income (loss)	(14,626)	3,550	(18,325)	14,775	(14,626)
Total comprehensive loss	$(94,822)	$(41,595)	$(30,208)	$71,803	$(94,822)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(92,178)	$11,482	$(33,126)	$21,644	$(92,178)
Other comprehensive income (loss):
Change in pension and other postretirement benefit plans, net of tax	3,519	3,804	—	(3,804)	3,519
Change in unrealized gain on hedges, net of tax	1,679	3	—	(3)	1,679
Change in foreign currency translation adjustment	2,164	—	2,164	(2,164)	2,164
Total other comprehensive income	7,362	3,807	2,164	(5,971)	7,362
Total comprehensive income (loss)	$(84,816)	$15,289	$(30,962)	$15,673	$(84,816)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 11—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$29,810	$(35,097)	$(7,612)	$—	$(12,899)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(360)	(16,195)	(812)	—	(17,367)
Proceeds from sale of property, plant and equipment	—	1,329	—	—	1,329
Other	—	—	356	—	356
Cash flows used in investing activities	(360)	(14,866)	(456)	—	(15,682)
FINANCING ACTIVITIES
Retirements of debt	—	(1,760)	(1,735)	—	(3,495)
Advances from (to) consolidated entities	(56,767)	50,887	5,880	—	—
Other	(60)	—	—	—	(60)
Cash flows provided by (used in) financing activities	(56,827)	49,127	4,145	—	(3,555)
Effect of foreign exchange rates on cash	—	—	(1,690)	—	(1,690)
Net decrease in cash and cash equivalents	(27,377)	(836)	(5,613)	—	(33,826)
Cash and cash equivalents at beginning of period	421,533	1,117	45,882	—	468,532
Cash and cash equivalents at end of period	$394,156	$281	$40,269	$—	$434,706

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)
Note 11—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(100,236)	$146,110	$(10,484)	$—	$35,390
INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,421)	(9,117)	(1,743)	—	(12,281)
Intercompany loans made	(2,500)	—	—	2,500	—
Other	—	—	(151)	—	(151)
Cash flows used in investing activities	(3,921)	(9,117)	(1,894)	2,500	(12,432)
FINANCING ACTIVITIES
Proceeds from issuance of debt	553,000	—	—	—	553,000
Retirements of debt	(406,566)	(1,511)	(1,847)	—	(409,924)
Dividends paid	(626)	—	—	—	(626)
Debt issuance costs	(20,343)	—	—	—	(20,343)
Advances from (to) consolidated entities	124,182	(135,728)	11,546	—	—
Intercompany notes borrowings	—	—	2,500	(2,500)	—
Other	(119)	(47)	—	—	(166)
Cash flows provided by (used in) financing activities	249,528	(137,286)	12,199	(2,500)	121,941
Effect of foreign exchange rates on cash	—	—	(1,002)	—	(1,002)
Net increase (decrease) in cash and cash equivalents	145,371	(293)	(1,181)	—	143,897
Cash and cash equivalents at beginning of period	234,150	1,620	25,048	—	260,818
Cash and cash equivalents at end of period	$379,521	$1,327	$23,867	$—	$404,715

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report includes statements of our expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should" and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	failure to cure an interest payment default would constitute an Event of Default, and our outstanding indebtedness would become immediately due and payable;

•	unfavorable economic, financial and business conditions;

•	a substantial or extended decline in pricing or demand;

•	failure of our customers to honor or renew contracts;

•	our ability to collect payments from our customers;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	title defects preventing us from (or resulting in additional costs for) mining our mineral interests;

•	concentration of our mining operations in a limited number of areas;

•	a significant reduction of or loss of purchases by our largest customers;

•	unavailability or uneconomical transportation for our coal;

•	significant competition and foreign currency fluctuation;

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, labor shortages and other labor relations matters within our operations and those of our suppliers and customers;

•	our ability to hire and retain a skilled labor force;

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of coal reserves;

•	our ability to develop or acquire coal reserves in an economically feasible manner;

•	challenges to our licenses, permits and other authorizations;

•	failure to meet project development and expansion targets;

•	challenges associated with operating in foreign jurisdictions;

•	challenges associated with environmental, health and safety laws and regulations;

•	regulatory requirements associated with federal, state, local and provincial regulatory agencies, and such agencies' authority to order temporary or permanent closure of our mines;

•	increased focus by regulatory authorities on the effects of surface coal mining on the environment;

•	climate change concerns;

•	our operations' impact on the environment;

•	our indebtedness;

•	our ability to sustain our business and the enterprise, to generate cash for our financial obligations, to refinance our indebtedness or to obtain additional financing;

•	our ability to incur additional indebtedness;

•	restrictions in our existing and future debt agreements;

•	events beyond our control that may result in an event of default under one or more of our debt instruments;

•	downgrades in our credit ratings;

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•	costs associated with our pension and benefits, including post-retirement benefits;

•	costs associated with our workers' compensation and certain medical and disability benefits;

•	adverse rulings in current or future litigation;

•	our ability to attract and retain key personnel;

•	volatility in the price of our common stock;

•	our ability to comply with the listing requirements of the New York Stock Exchange;

•	our ability to pay regular dividends to our stockholders;

•	potential terrorist attacks and threats and escalation of military activity in response to such attacks;

•	potential cyber-attacks or other security breaches; and

•
other factors, including the other factors discussed in Part I, Item 1A, "Risk Factors," in our Annual Report filed on Form 10-K for the year ended December 31, 2014 and as updated by any subsequent Form 10-Qs, including this Form 10-Q, or other documents that we file with the Securities and Exchange Commission.

When considering forward-looking statements made by us in this Quarterly Report on Form 10-Q (this "Form 10-Q"), or elsewhere, such statements speak only as of the date on which we make them. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. In light of these risks and uncertainties, keep in mind that any forward-looking statement made in this Form 10-Q or elsewhere might not occur.
Overview
We are a leading producer and exporter of metallurgical coal for the global steel industry from underground and surface mines with mineral reserves located in the U.S., Canada and the U.K. We also extract, process, market and/or possess mineral reserves of thermal coal and anthracite coal, as well as produce metallurgical coke and coal bed methane gas.
We currently operate five active coal mines, a coke plant and a coal bed methane extraction operation all within our U.S. Operations Segment. The U.S. Operations segment includes the operations of our underground mines, surface mines, coke plant and natural gas operations located in Alabama and our underground and surface mining operations located in West Virginia.
The Canadian and U.K. Operations segment includes surface mines in Northeast British Columbia (Canada) and an underground development mine in South Wales (U.K.). The Canadian mining operations consist of three metallurgical coal surface mines in Northeast British Columbia (the Wolverine Mine, the Brule Mine and the Willow Creek Mine). The Wolverine Mine was idled in April 2014 and the Brazion operations (which include the Company's Brule and Willow Creek mines) were idled in June 2014. The Company will continue to operate the preparation plant at the Willow Creek Mine to complete processing of coal inventory that has already been mined. Our U.K. mining operation consists of an underground development mine located in South Wales that produces anthracite coal, which can be sold as low-volatile PCI coal.
Sales of metallurgical coal for the quarter ended March 31, 2015 were 2.3 million metric tons and accounted for approximately 94% of our coal sales volume. Comparatively, for the quarter ended March 31, 2014, sales of metallurgical coal were 2.6 million metric tons and accounted for approximately 88% of our coal sales volume.
Sales of thermal coal for the quarter ended March 31, 2015 were 140 thousand metric tons and accounted for approximately 6% of our coal sales volume. Comparatively, for the quarter ended March 31, 2014, sales of thermal coal were 343 thousand metric tons and accounted for approximately 12% of our coal sales volume.
Going Concern and Business Update
Over the course of the last three years, our results of operations, including our operating revenues and operating cash flows, have been negatively impacted by weak coal market conditions, depressed metallurgical coal prices, reduced steel production and global steel demand.  Our cash flows from operations were insufficient to fund our capital expenditure needs for 2014 and 2013 and we expect this trend to continue in 2015. If market conditions do not improve, we expect our liquidity to continue to be adversely affected. On April 15, 2015, the Company elected to exercise the 30-day grace period under the terms of the indentures governing its 9.50% Senior Secured Notes due 2019 and its 8.50% Senior Notes due 2021 to extend the timeline for making the cash interest payments due on April 15, 2015. The aggregate amount of the interest payments is approximately $62.4 million. During the 30-day grace period, the Company is working with its debt holders to establish a capital structure that will position the Company to weather a highly competitive and challenging market.

The election to exercise the 30-day grace period under the terms of the indentures governing its 9.50% Senior Secured Notes due 2019 and its 8.50% Senior Notes due 2021 constitutes a default; however, it does not constitute an Event of Default under the indentures governing our senior notes or the term loan credit facility. As a result of this default, certain restrictions have been placed on the Company, including but not limited to, its ability to incur additional indebtedness, draw on the revolver and issue additional letters of credit. The Company has 30 days to cure the default by making the required interest payments that were due on April 15, 2015. Alternatively, the Company may restructure the debt with its creditors. If the Company is unable to restructure the debt, the Company may consider filing voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

On May 15, 2015, if the interest payment default is not cured, the default would be considered an Event of Default and all outstanding notes will become due and payable immediately without further action or notice. An Event of Default would also trigger cross defaults in the Company's other debt obligations. If any other Event of Default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes may declare all the notes to be due and payable immediately. An Event of Default would have a material adverse effect on our liquidity, financial condition and results of operations. As of March 31, 2015, we had approximately $3.1 billion in principal amount of term loans, senior notes, capital lease obligations and equipment financing obligations outstanding. Based on the facts and circumstances discussed above, we classified all of this debt as a current liability in our Condensed Consolidated Balance Sheet as of March 31, 2015.
Industry Overview and Outlook
The global metallurgical coal market remains challenged and has shown no meaningful improvement over the last several quarters due to continued excess supply, decelerating growth of steel demand in China and the weak Australian dollar. The metallurgical coal benchmark price for the second quarter of 2015 settled at $109.50 per metric ton, which is a significant decrease from the first quarter 2015 benchmark price of $117.00 per metric ton.
According to Wood Mackenzie's Global Metallurgical Coal Short-term Outlook released in March 2015, metallurgical coal prices are expected to remain depressed during 2015, with a modest recovery expected in early 2016, primarily due to the weakness in the Australian dollar and low oil prices leading to lower supply costs for producers in Australia over the next two years. We believe that these lower supply costs will continue to lead to lower prices. Additionally, the demand for steel in China has remained relatively flat during the first quarter of 2015 in comparison with the prior year period and new environmental limits on emissions in China are expected to hinder any significant growth in demand during the current year. While the outlook in China remains negative, there are positive signs in India with steel imports increasing by approximately 5.0 million tons in 2014 and projected to increase 2.0 million tons in 2015 as a result of steel project development. Although demand for our products has been consistent, we believe a significant portion of global metallurgical coal production remains uneconomic, and we expect additional idling of mines if current market conditions do not improve.
While uncertainty exists in certain regions globally, including China, demand for our premium metallurgical coal products in core markets has remained steady, and we believe that the long-term demand for our metallurgical coal within all of our markets to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal. As such, we are focused on the long-term metallurgical coal market. We remain committed to aggressively controlling costs, improving operating performance and productivity, reducing expenses and increasing liquidity. Although we have responded to the deterioration in market conditions by curtailing, and in some cases idling, higher-cost and lower-quality coal mines, which include our Canadian operations, we have the capability to increase our metallurgical coal production when the market rebounds to take advantage of potential opportunities in this highly volatile market.

RESULTS OF OPERATIONS
Summary Operating Results for the
Three Months Ended March 31, 2015 and 2014

	For the three months ended March 31, 2015
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$250,742	$34,511	$393	$285,646
Miscellaneous income	269	4,503	508	5,280
Total revenues	251,011	39,014	901	290,926
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	235,759	48,873	61	284,693
Depreciation and depletion	37,150	21,457	575	59,182
Selling, general and administrative	12,465	3,005	5,591	21,061
Other postretirement benefits	12,400	—	(67)	12,333
Total costs and expenses	297,774	73,335	6,160	377,269
Operating loss	$(46,763)	$(34,321)	$(5,259)	(86,343)
Interest expense, net				(78,236)
Gain on extinguishment of debt				58,626
Income tax benefit				(25,757)
Net loss				$(80,196)

	For the three months ended March 31, 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$329,791	$75,438	$—	$405,229
Miscellaneous income	873	6,139	1,644	8,656
Total revenues	330,664	81,577	1,644	413,885
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	258,057	91,807	11	349,875
Depreciation and depletion	39,066	36,710	648	76,424
Selling, general and administrative	13,758	5,678	1,343	20,779
Other postretirement benefits	13,913	—	(44)	13,869
Total costs and expenses	324,794	134,195	1,958	460,947
Operating income (loss)	$5,870	$(52,618)	$(314)	(47,062)
Interest expense, net				(65,432)
Loss on extinguishment of debt				(13,889)
Other loss				(1,756)
Income tax benefit				(35,961)
Net loss				$(92,178)

	Dollar variance for the three months ended March 31, 2015 versus 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$(79,049)	$(40,927)	$393	$(119,583)
Miscellaneous income	(604)	(1,636)	(1,136)	(3,376)
Total revenues	(79,653)	(42,563)	(743)	(122,959)
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	(22,298)	(42,934)	50	(65,182)
Depreciation and depletion	(1,916)	(15,253)	(73)	(17,242)
Selling, general and administrative	(1,293)	(2,673)	4,248	282
Other postretirement benefits	(1,513)	—	(23)	(1,536)
Total costs and expenses	(27,020)	(60,860)	4,202	(83,678)
Operating income (loss)	$(52,633)	$18,297	$(4,945)	(39,281)
Interest expense, net				(12,804)
Gain on extinguishment of debt				72,515
Other loss				1,756
Income tax benefit				10,204
Net loss				$11,982
Summary of First Quarter Consolidated Results of Operations
Our net loss for the three months ended March 31, 2015 was $80.2 million, or $1.08 per diluted share, which compares to a net loss of $92.2 million, or $1.47 per diluted share, for the three months ended March 31, 2014.
Total sales decreased $119.6 million, or 29.5%, for the three months ended March 31, 2015 compared with the prior year period. The decrease in total sales was due to decreases of $48.6 million due to lower average selling prices per metric ton of metallurgical coal sold, $37.7 million due to lower sales volumes of metallurgical coal, $21.0 million due to lower sales in our metallurgical coke and coal bed methane gas operations and $13.1 million due to lower thermal coal sales volume. The decrease in the average selling price per metric ton of metallurgical coal continues to reflect the pricing pressure experienced in the metallurgical coal market due to oversupply, while the decrease in metallurgical coal sales volume is primarily due to the idling of the Canadian operations in the second quarter of 2014.
Total cost of sales, exclusive of depreciation and depletion, decreased $65.2 million, or 18.6%, for the three months ended March 31, 2015 as compared with the prior year period. The decrease was attributable to decreases of $32.2 million due to lower sales volumes of metallurgical coal, $17.8 million due to a lower average cash cost of sales per metric ton of metallurgical coal sold and $14.9 million due to lower thermal coal sales volume and a decrease in the average cash costs of sales per metric ton of thermal coal sold. The decrease in metallurgical coal metric tons sold was primarily due to idling the Canadian operations in the second quarter of 2014, while the decrease in thermal coal metric tons sold was primarily due to the sale in the first quarter of 2014 of the remaining inventory of our Alabama North River Mine due to its closure in the fourth quarter of 2013. The decrease in average cash cost of sales per metric ton of metallurgical and thermal coal was due to our cost containment initiatives.
Consolidated gross margin percentage, calculated as consolidated revenues less consolidated cost of coal sales, exclusive of depreciation and depletion, divided by consolidated revenues, was 2.1% for the three months ended March 31, 2015 compared with 15.5% in the prior year period. Consolidated gross margin percentage for our U.S. Operations and Canadian and U.K. Operations was 6.1% and (25.3)%, respectively, for the three months ended March 31, 2015 compared with 22.0% and (12.5)%, respectively, in the prior year period. The decrease in margins within our U.S. Operations and Canadian and U.K. Operations segments primarily reflects the reduced average selling pricing per metric ton of metallurgical coal. We will continue to monitor margins within all of our operations and will continue to idle operations that are not economic under current conditions.
Depreciation and depletion decreased $17.2 million, or 22.6%, for the three months ended March 31, 2015, which is primarily attributable to the idling of our Canadian operations in the second quarter of 2014.

Selling, general and administrative expenses remained relatively flat for the quarter ended March 31, 2015 as compared with the prior year period as the Company remains committed to its cost containment initiatives.
Interest expense, net was $78.2 million for the three months ended March 31, 2015, representing an increase of $12.8 million as compared with the prior year period, primarily due to the issuance of senior notes in 2014 combined with an increase in the effective interest rates on outstanding debt obligations due to amendments to the 2011 Credit Agreement.
The $58.6 million net gain on extinguishment of debt for the three months ended March 31, 2015 was recognized upon the extinguishment of $66.7 million of 8.50% Senior Notes due 2021 in exchange for the issuance of 8.65 million shares of common stock. The loss on extinguishment of debt for the prior year period represents accelerated amortization of debt issuance costs associated with the refinancing of term loan A debt through the issuance of senior secured notes.
The Company recognized an income tax benefit of $25.8 million for the three months ended March 31, 2015, compared with an income tax benefit of $36.0 million for the prior year period. The income tax benefit for both periods primarily relates to operating losses of the Canadian and U.K. Operations segment, as tax benefits are not considered realizable for losses of the U.S. Operations segment. The decrease in the quarterly income tax benefit was primarily due to the reduction of operating losses from the idling of our Canadian operations in the second quarter of 2014.
Segment Analysis
U.S. Operations
Metallurgical coal sales totaled 2.0 million metric tons for the three months ended March 31, 2015, a decrease of 2.1%, or 43 thousand metric tons, in comparison to the prior year period. The average selling price of metallurgical coal in the first quarter of 2015 was $106.35 per metric ton, representing a 16.5% decrease from the average selling price of $127.39 per metric ton for the prior year period. The decrease in the average selling price of metallurgical coal continues to reflect the pricing pressure experienced in the metallurgical coal market due to oversupply. Metallurgical coal production totaled 2.0 million metric tons in the first quarter of 2015, representing a decrease of 4.8%, as compared to 2.1 million metric tons produced in the prior year period, primarily due to decreased production at our Alabama underground and surface mines due to unfavorable mining conditions. Our average cash cost of sales per metric ton of metallurgical coal sold in the first quarter of 2015 was $96.85, representing an increase of $1.33, or 1.4%, from the $95.52 average cash cost of sales per metric ton sold during the prior year period. The increase in average cash cost of sales per metric ton sold was primarily due to geological issues encountered at our Alabama No. 7 underground mine.
Thermal coal sales totaled 140 thousand metric tons for the three months ended March 31, 2015, representing a decrease of 188 thousand metric tons, or 57.3%, compared with 328 thousand metric tons sold during the prior year period. The decrease in thermal coal sales volumes was primarily due to the sale of the remaining inventory in the first quarter of 2014 at our Alabama North River surface mine due to its closure in the fourth quarter of 2013. Our average selling price of thermal coal for the quarter ended March 31, 2015 was $65.23 per metric ton, representing an increase of 4.9%, compared to $62.16 per metric ton for the prior year period. Thermal coal production totaled 184 thousand metric tons for the quarter ended March 31, 2015, representing an increase of 18.7%, compared with 155 thousand metric tons produced during the prior year period. The average cash cost of sales per metric ton of thermal coal sold for the quarter ended March 31, 2015 was $54.10 per metric ton sold, compared with $59.15 per metric ton sold for the prior year period, primarily due to our cost containment initiatives.

Statistics for U.S. Operations are presented in the following table:

	Three months ended March 31,
	2015	2014
Metallurgical Coal (in thousands)
Metric tons sold	1,968	2,011
Metric tons produced	1,966	2,065
Average selling price (per metric ton)	$106.35	$127.39
Average cash cost of sales (per metric ton)	$96.85	$95.52
Average cash cost of production (per metric ton)	$67.71	$62.06

Thermal Coal (in thousands)
Metric tons sold	140	328
Metric tons produced	184	155
Average selling price (per metric ton)	$65.23	$62.16
Average cash cost of sales (per metric ton)	$54.10	$59.15
Average cash cost of production (per metric ton)	$38.61	$56.27

Our U.S. Operations segment reported sales of $250.7 million for the three months ended March 31, 2015, representing a decrease of $79.0 million from $329.8 million in the prior year period. The decrease in sales was attributable to decreases of $41.4 million due to lower average selling prices per metric ton of metallurgical coal sold, $21.0 million due to lower sales in our metallurgical coke and coal bed methane gas operations, $11.7 million due to lower sales volumes of thermal coal and $5.4 million due to lower metallurgical coal sales volumes.
Our U.S. Operations segment reported cost of sales, exclusive of depreciation and depletion, of $235.8 million for the three months ended March 31, 2015, representing a decrease of $22.3 million from $258.1 million in the prior year period. The decrease was primarily attributable to decreases of $14.7 million due to lower cost of sales in our metallurgical coke and coal bed methane gas operations, $11.1 million due to lower sales volumes of thermal coal and $4.1 million due to lower sales volumes of metallurgical coal. These decreases were partially offset by an increase of $2.6 million related to higher average cash cost of sales per metric ton of metallurgical coal sold due to geological issues experienced at our Alabama No. 7 mine.
Metallurgical coal margin per ton, calculated as average metallurgical coal selling price per metric ton less average metallurgical coal cash cost of sales per metric ton, was $9.50 and $31.87, respectively, for the three months ended March 31, 2015 and 2014. While margins within our U.S. Operations have decreased in the short-term, we believe the long-term demand for our metallurgical coal to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal. At current prices, we believe a significant portion of global metallurgical coal production is uneconomic and, if the current prices were to continue, additional idling would be expected. We will continue to monitor the margins within our U.S. Operations and will idle operations that are not economic.
Depreciation and depletion expense for the three months ended March 31, 2015 decreased $1.9 million to $37.2 million, as compared to $39.1 million in the prior year period, primarily due to planned reductions in capital expenditures in 2015 and 2014.
Our U.S. Operations segment reported an operating loss of $46.8 million for the three months ended March 31, 2015, compared with operating income of $5.9 million in the prior year comparable period. The decrease in operating income was primarily due to a decrease in revenues due to lower global metallurgical coal pricing and lower metallurgical and thermal coal tons sold during the current quarter in comparison with the prior year period.
Canadian and U.K. Operations
Metallurgical coal sales for the three months ended March 31, 2015 consisted of 108 thousand metric tons of hard coking coal at an average selling price of $105.61 and 235 thousand metric tons of low-volatile PCI coal at an average selling price of $98.16 per metric ton. Metallurgical coal sales for the quarter ended March 31, 2014 consisted of 278 thousand metric tons of hard coking coal at an average selling price of $130.91 and 320 thousand metric tons of low-volatile PCI coal at an average selling price of $117.26 per metric ton. The declines in the average selling price per metric ton of hard coking coal and low-

volatile PCI coal reflect the global oversupply of metallurgical coal. The average cash cost of sales per metric ton of hard coking coal sold for the three months ended March 31, 2015 was $114.02 per metric ton, representing a decrease of $36.06, or 24.0%, from the average cash cost of sales per metric ton of hard coking coal sold during the three months ended March 31, 2014 of $150.08 per metric ton. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the three months ended March 31, 2015 was $121.76 per metric ton, representing a decrease of $25.52, or 17.3%, from the average cash cost of sales per metric ton of low-volatile PCI coal sold during the three months ended March 31, 2014 of $147.28 per metric ton. The decreases in average cash cost of sales per metric ton primarily reflect the Canadian and U.K. Operations Segment's improvement in cost performance. The decrease in hard coking coal production was primarily due to the idling of the Wolverine and Willow Creek Mines in the second quarter of 2014 and the decrease in low-volatile PCI coal production was due to the idling of the Brule Mine in June 2014.
Statistics for Canadian and U.K. Operations are presented in the following table:

	Three months ended March 31,
	2015	2014
Metallurgical Coal (in thousands)
Metric tons sold	343	598
Metric tons produced	5	1,060
Average selling price (per metric ton)	$100.50	$123.60
Average cash cost of sales (per metric ton)	$119.32	$149.45
Average cash cost of production (per metric ton)	$463.68	$81.76

Hard Coking Coal (in thousands)
Metric tons sold	108	278
Metric tons produced	—	491
Average selling price (per metric ton)	$105.61	$130.91
Average cash cost of sales (per metric ton)	$114.02	$150.08
Average cash cost of production (per metric ton)	—	$85.92

Low-volatile PCI Coal (in thousands)
Metric tons sold	235	320
Metric tons produced	5	569
Average selling price (per metric ton)	$98.16	$117.26
Average cash cost of sales (per metric ton)	$121.76	$147.28
Average cash cost of production (per metric ton)	$463.68	$78.16

Thermal Coal (in thousands)
Metric tons sold	—	15
Metric tons produced	—	18
Average selling price (per metric ton)	—	$113.15
Average cash cost of sales (per metric ton)	—	$203.06
Average cash cost of production (per metric ton)	—	$192.36
Our Canadian and U.K. Operations segment reported sales of $34.5 million for the three months ended March 31, 2015, representing a $40.9 million decrease from reported sales of $75.4 million in the prior year period. The decrease in sales was attributable to decreases of $31.5 million due to lower sales volumes of metallurgical coal, $7.9 million due to lower average selling prices per metric ton of metallurgical coal sold and $1.7 million due to lower sales volumes of thermal coal. The decrease in metallurgical tons sold was primarily due to the previously mentioned idling of the Canadian operations, while the decrease in the average selling price per metric ton of metallurgical coal was due to the global oversupply of metallurgical coal and the resulting downward pressure on pricing.

Cost of sales, exclusive of depreciation and depletion, of our Canadian and U.K. Operations decreased $42.9 million to $48.9 million for the quarter ended March 31, 2015, as compared with $91.8 million for the prior year period. The decrease was due to decreases of $38.1 million due to lower metallurgical coal sales volumes, $10.3 million due to a lower average cash cost of sales per metric ton of metallurgical tons sold and $3.0 million due to lower sales volumes of thermal coal. These decreases were partially offset by an increase of $8.1 million in costs of idling the Canadian operations.
Metallurgical coal margin per ton, calculated as average metallurgical coal selling price per metric ton less average metallurgical coal cash cost of sales per metric ton, was $(18.82) and $(25.85), respectively, for the quarters ended March 31, 2015 and 2014. Our margins within our Canadian and U.K. Operations segment remain under pressure, which resulted in the idling of the Canadian operations in the second quarter of 2014. We believe the long-term demand for metallurgical and low-volatile PCI coal within our Canadian and U.K. Operations to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal.
Depreciation and depletion expense for the quarter ended March 31, 2015 decreased $15.3 million to $21.5 million, as compared to $36.7 million in the prior year period, primarily due to the idling of the Canadian operations in the second quarter of 2014.
Our Canadian and U.K. Operations segment reported an operating loss of $34.3 million for the three months ended March 31, 2015, a decrease of $18.3 million from the prior year period, primarily due to the idling of the Canadian operations in the second quarter of 2014.
FINANCIAL CONDITION
Cash and cash equivalents decreased by $33.8 million at March 31, 2015 compared with December 31, 2014, due to net cash flows used in investing activities of $15.7 million, primarily for capital expenditures of $17.4 million offset partially by proceeds of $1.3 million received on the sale of capital assets, cash flows used in operating activities of $12.9 million and cash flows used in financing activities of $3.6 million primarily for payments on capital lease obligations.
Inventories were $172.3 million at March 31, 2015, representing a decrease of $29.3 million as compared to December 31, 2014, primarily due to the sale of inventory at our idled Canadian operations.
Net property, plant and equipment decreased by $42.3 million at March 31, 2015 as compared with December 31, 2014, primarily due to depreciation expense of $50.6 million, foreign currency exchange adjustments of $5.5 million and disposals of capital assets of $2.8 million, offset partially by accrual based capital expenditures of $16.7 million.
Accrued expenses increased by $30.3 million at March 31, 2015 as compared with December 31, 2014, primarily due to an increase in accrued interest due to the timing of interest payments, offset partially by lower transportation take-or-pay accruals in our Canadian operations due to the settlement of the 2014 liability and renegotiated contract terms for 2015.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of cash have been coal, coke and gas sales to customers, borrowings under our credit facilities and other financing arrangements, debt and equity offerings and, to a lesser extent, sales of non-core assets and miscellaneous income. Our primary uses of cash have been for funding the operations of our coal, coke and gas production operations, our capital expenditures, our debt service obligations, our reclamation obligations, our pension and other postretirement obligations, litigation and regulatory costs, and settlements and associated costs.
Our available liquidity as of March 31, 2015 was $441.4 million, consisting of cash and cash equivalents of $434.7 million and $6.7 million available under the Company's $76.9 million revolver, net of outstanding letters of credit of $70.2 million. Although we had $6.7 million available under the revolver as of March 31, 2015, due to the default on April 15, 2015 described below, certain restrictions have been placed on the Company, including but not limited to its ability to incur additional indebtedness, draw on the revolver and issue additional letters of credit. For the three months ended March 31, 2015, cash flows used in operating activities were $12.9 million, cash flows used in investing activities were $15.7 million, and cash flows used in financing activities were $3.6 million. Our cash flows from operating activities were insufficient to fund our capital expenditure needs for the current quarter and we expect this trend to continue throughout 2015.
During the first quarter of 2015, we issued an aggregate of 8.65 million shares of our common stock in exchange for $66.7 million of our 8.50% Senior Notes due 2021 and recognized a net gain of $58.6 million, or $0.79 per basic and diluted share.

Future Outlook and Going Concern
Over the course of the last three years, our results of operations, including our operating revenues and operating cash flows, have been negatively impacted by weak coal market conditions, depressed metallurgical coal prices, reduced steel production and global steel demand.  Our cash flows from operations were insufficient to fund our capital expenditure needs for 2014 and 2013 and we expect this trend to continue in 2015. If market conditions do not improve, we expect our liquidity to continue to be adversely affected. On April 15, 2015, we elected to exercise the 30-day grace period under the terms of the indentures governing our 9.50% Senior Secured Notes due 2019 and our 8.50% Senior Notes due 2021 to extend the timeline for making the cash interest payments due on April 15, 2015.  The aggregate amount of the interest payments is approximately $62.4 million. During the 30-day grace period, we are working with our debt holders to establish a capital structure that will position us to weather a highly competitive and challenging market.  The election to exercise the 30-day grace period under the terms of the indentures governing our 9.50% Senior Secured Notes due 2019 and our 8.50% Senior Notes due 2021 constitutes a default; however, it does not constitute an Event of Default under the indentures governing our senior notes or the term loan credit facility.
We have 30 days to cure the default by making the required interest payments that were due on April 15, 2015. Alternatively, we may restructure the debt with our creditors. If we are unable to restructure the debt, we may consider filing voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. On May 15, 2015, if the interest payment is not cured, the default would be considered an Event of Default and all outstanding notes will become due and payable immediately without further action or notice. An Event of Default would also trigger cross defaults in our other debt obligations. If an Event of Default occurs, the trustee or the holders of at least 25% in aggregate principal amount of our then outstanding notes may declare all the notes to be due and payable immediately. An Event of Default would have a material adverse effect on our liquidity, financial condition and results of operations. As of March 31, 2015, we had approximately $3.1 billion in principal amount of term loans, senior notes, capital lease obligations and equipment financing obligations outstanding. Based on the facts and circumstances discussed above, we classified all of this debt as a current liability in our Condensed Consolidated Balance Sheet as of March 31, 2015.
The constraints on our liquidity due to weak coal market conditions and depressed metallurgical coal prices, coupled with our highly leveraged capital structure and the interest payment default, raise substantial doubt about our ability to generate sufficient growth in our operating revenues and operating cash flows to meet our financial obligations beyond 2015, as well as our ability to continue as a going concern, despite our implementation of measures designed to conserve cash and reduce operating expenses and capital expenditures.
Statements of Cash Flows
Cash balances were $434.7 million and $468.5 million at March 31, 2015 and December 31, 2014, respectively. The decrease in cash during the three months ended March 31, 2015 of $33.8 million primarily resulted from net cash used in operating activities of $12.9 million, net cash used in investing activities of $15.7 million, primarily related to capital expenditures of $17.4 million during the current quarter, and net cash used in financing activities of $3.6 million, primarily related to retirements of debt. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Three months ended March 31,
	2015	2014
Cash flows provided by (used in) operating activities	$(12,899)	$35,390
Cash flows used in investing activities	(15,682)	(12,432)
Cash flows provided by (used in) financing activities	(3,555)	121,941
Effect of foreign exchange rates on cash	(1,690)	(1,002)
Net increase (decrease) in cash and cash equivalents	$(33,826)	$143,897
The decrease of $48.3 million in cash provided by operating activities was primarily attributable to an increase in cash used in operations of $59.1 million resulting primarily from the decline in the average selling price per metric ton of metallurgical coal and lower metallurgical and thermal coal sales volumes, partially offset by a $10.8 million increase in cash flows provided by working capital.
The increase in cash flows used in investing activities of $3.3 million was primarily attributable to increased capital expenditures during the current quarter in comparison to the prior year period, partially offset by disposals of capital assets.

The decrease in cash flows provided by financing activities of $125.5 million was primarily attributable to decreases in proceeds from the issuance of debt of $553.0 million, offset partially by a decrease in retirements of debt of $406.4 million and a decrease in debt issuance costs of $20.3 million.
EBITDA
EBITDA is defined as earnings before interest expense, interest income, income taxes, and depreciation and depletion expense. Adjusted EBITDA is defined as EBITDA further adjusted to exclude loss on interest rate swap hedge ineffectiveness, gain (loss) on extinguishment of debt, and other items, including foreign currency adjustments. Consolidated EBITDA as defined under the amended 2011 Credit Agreement is EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the 2011 Credit Agreement. Certain items that may adjust Consolidated EBITDA in the compliance calculation are: (a) gains and losses on non-ordinary course asset sales, disposals or abandonments; (b) non-cash impairment charges; (c) gains and losses from equity method investments; (d) any long-term incentive plan accruals or any non-cash compensation expense recorded from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; (e) restructuring charges; (f) actuarial gains related to pension and other post-employment benefits; (g) gains and losses associated with the change in fair value of derivative instruments; (h) currency translation gains and losses related to currency remeasurements; (i) after-tax gains or losses from discontinued operations; (j) franchise taxes; and (k) other non-cash expenses that do not represent an accrual or reserve for future cash expense.
EBITDA, Adjusted EBITDA and Consolidated EBITDA are financial measures which are not calculated in conformity with GAAP and should be considered supplemental to, and not as a substitute or superior to financial measures calculated in conformity with GAAP. We believe that these non-GAAP financial measures provide additional insights into the performance of the Company, and they reflect how management analyzes Company performance and compares that performance against other companies. In addition, we believe that EBITDA, Adjusted EBITDA and Consolidated EBITDA are useful measures as some investors and analysts use EBITDA, Adjusted EBITDA and Consolidated EBITDA to compare us against other companies and to help analyze our ability to satisfy principal and interest obligations and capital expenditure needs. We believe that EBITDA, Adjusted EBITDA and Consolidated EBITDA present a useful measure of our ability to incur and service debt based on ongoing operations. EBITDA, Adjusted EBITDA and Consolidated EBITDA may not be comparable to similarly titled measures used by other entities.
The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA and Consolidated EBITDA (in thousands):

	For the three months ended March 31,
	2015	2014
Net loss	$(80,196)	$(92,178)
Interest expense, net	78,236	65,432
Income tax benefit	(25,757)	(35,961)
Depreciation and depletion expense	59,182	76,424
Earnings before interest, income taxes, and depreciation and depletion (EBITDA)	31,465	13,717
(Gain) loss on extinguishment of debt	(58,626)	13,889
Other items, including foreign currency adjustments	(4,246)	(3,076)
Loss on interest rate swap hedge ineffectiveness	—	1,701
Adjusted EBITDA	(31,407)	26,231
Non-cash charges(1)	11,739	10,079
Other adjustments(1)	10,213	3,405
Consolidated EBITDA(1)	$(9,455)	$39,715
_______________________________________________________________________________

(1)	Calculated in accordance with the amended 2011 Credit Agreement.
Analysis of Material Covenants
We believe we were in compliance with all covenants under the amended 2011 Credit Agreement and the indentures governing our notes as of March 31, 2015. The Sixth Amendment to the 2011 Credit Agreement suspended the senior secured leverage ratio covenant until the aggregate amount outstanding under the revolver, excluding outstanding letters of credit, exceeds 30%, or $23.1 million, of the total revolving commitment of $76.9 million. As of March 31, 2015, the Company had no borrowings outstanding under the revolver other than outstanding letters of credit and therefore, this covenant is not applicable as of March 31, 2015. The required maximum senior secured leverage ratio covenant, once applicable, shall be the following for each period of four consecutive fiscal quarters then ending: March 31, 2015—5.5x; June 30, 2015—5.0x; September 30, 2015—4.5x; December 31, 2015 and each fiscal quarter ending thereafter—3.75x.

On April 15, 2015, the Company elected to exercise the 30-day grace period under the terms of the indentures governing its 9.50% Senior Secured Notes due 2019 and its 8.50% Senior Notes due 2021 to extend the timeline for making the cash interest payments due on April 15, 2015.  The aggregate amount of the interest payments is approximately $62.4 million. During the 30-day grace period, the Company is working with its debt holders to establish a capital structure that will position the Company to weather a highly competitive and challenging market. The election to exercise the 30-day grace period under the terms of the indentures governing its 9.50% Senior Secured Notes due 2019 and its 8.50% Senior Notes due 2021 constitutes a default; however, it does not constitute an Event of Default under the indentures governing our senior notes or the term loan credit facility. As a result of this default, certain restrictions have been placed on the Company, including but not limited to its ability to incur additional indebtedness, draw on the revolver and issue additional letters of credit. The Company has 30 days to cure the default by making the required interest payment that was due on April 15, 2015. Alternatively, we may restructure the debt with our creditors. If we are unable to restructure the debt, we may consider filing voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code.

On May 15, 2015, if the interest payment default is not cured, the default would be considered an Event of Default and all outstanding notes will become due and payable immediately without further action or notice. An Event of Default would also trigger cross defaults in our other debt obligations. If any other Event of Default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding notes may declare all the notes to be due and payable immediately. An Event of Default would have a material adverse effect on our liquidity, financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 simplifies income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item. ASU 2015-01 is effective in annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Entities may elect to apply the guidance prospectively or retrospectively. Early adoption is permitted, but adoption must occur at the beginning of an annual period. The implementation of the amended guidance is not expected to have a material impact on the Company's financial condition, results of operations and cash flows.

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
Interest Rate Risk
We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan B and revolver loans. As of March 31, 2015, the interest rates for the term loan B and revolver loans were tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread of 550 basis points for the revolver and 625 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of March 31, 2015, our borrowings under the 2011 Credit Agreement consisted of $978.2 million of term loan B and no borrowings were outstanding under the revolver. As of March 31, 2015, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $2.7 million, while a 100 basis point decrease in interest rates would have no impact on our quarterly interest expense due to a minimum LIBOR floor of 1.0% for the term loan B.
Commodity Risks
We are exposed to commodity price risk on sales of coal.  We sell most of our metallurgical coal under fixed price supply contracts primarily with pricing terms of three months and volume terms of up to one year.  Sales commitments in the metallurgical coal market are typically not long-term in nature, and we are, therefore, subject to fluctuations in market pricing. We historically have not entered into any derivative commodity instruments to manage the exposure to changing coal prices.
We are exposed to commodity price risk on sales of natural gas. We occasionally utilize derivative commodity instruments to manage the exposure to changing natural gas prices. Such derivative instruments are structured as cash flow hedges and not for trading. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. No derivative instruments were entered into during the first quarter of 2015 and, as of March 31, 2015, none were outstanding.
We have exposure to price risk for supplies that are used directly or indirectly in the normal course of production, such as diesel fuel, steel, explosives and other items. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers.  We historically have not entered into any derivative commodity instruments to manage the exposure to changing price risk for supplies.
Foreign Currency Risks
We are exposed to the effects of changes in exchange rates primarily from the Canadian dollar and the British pound in regions for which we operate but also have competitive exposure in other regions where our competitors maintain operations, such as Australia. We historically have not entered into any foreign exchange contracts to mitigate this type of risk.
ITEM 4.    CONTROLS AND PROCEDURES
Material Weakness in Internal Control Over Financial Reporting
As described in Item 9A of our Annual Report filed on Form 10-K for the year ended December 31, 2014, management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 and, based on this evaluation, identified a material weakness in our internal control over financial reporting related to our review of coal royalty lease payments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
This material weakness did not result in any material misstatement of any previously issued financial statements. During the quarter ended March 31, 2015, we implemented additional controls and remediated this material weakness. We have also recouped approximately $3.2 million of the $6.7 million overpayment in coal royalty lease payments as of May 5, 2015.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the material weakness described above has been remediated, and our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
Other than those changes required to remediate the previously identified material weakness discussed above, there has been no change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the three months ended March 31, 2015 that would materially affect, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 7 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for a description of current legal proceedings, which is incorporated by reference in this Part II, Item 1.
We and our subsidiaries are parties to a number of other lawsuits arising in the ordinary course of our business. We record costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such litigation will not have a material adverse effect on our consolidated financial statements.
Item 1A.    Risk Factors
Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, including the risk factors set forth below, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014, and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview and Outlook," which could materially affect our business, financial condition or future results. Other than as described in this report, there have been no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 except to update the risk below:
In the event that we are unable to cure an interest payment default under two series of our senior notes by May 15, 2015, this would constitute an Event of Default under the indentures governing all of our outstanding senior notes and the 2011 Credit Agreement governing our term loan B and revolving credit facility (including letters of credit), and such indebtedness would become immediately due and payable.
On April 15, 2015, the Company elected to exercise the 30-day grace period under the terms of the indentures governing its 9.50% Senior Secured Notes due 2019 and its 8.50% Senior Notes due 2021 to extend the timeline for making the cash interest payments due on April 15, 2015.  The aggregate amount of the interest payments is approximately $62.4 million. The election to exercise the 30-day grace period under the terms of the indentures governing its 9.50% Senior Secured Notes due 2019 and its 8.50% Senior Notes due 2021 constitutes a default; however, it does not constitute an Event of Default under the indentures governing our senior notes or the term loan credit facility. On May 15, 2015, if the interest payment default is not cured, the default would be considered an Event of Default and all outstanding notes will become due and payable immediately without further action or notice. An Event of Default would also trigger cross defaults in our other debt obligations. As of March 31, 2015, we had approximately $3.1 billion in principal amount of term loans, senior notes, capital lease obligations and equipment financing obligations outstanding. Based on the facts and circumstances discussed above, we classified all of this debt as a current liability in our Condensed Consolidated Balance Sheets as of March 31, 2015.
During the 30-day grace period, the Company is working with its debt holders to establish a capital structure that will position the Company to weather a highly competitive and challenging market. There can be no assurance that these efforts will result in any such agreement. If an agreement is reached and we decide to pursue a restructuring, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement it through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations even if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring. In either case, such a proceeding could be commenced in the very near future.
If a plan of reorganization is implemented in a bankruptcy proceeding, it is likely that holders of claims and interests with respect to our equity securities, or rights to acquire our equity securities, would be entitled to little or no recovery, and those claims and interests would likely be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our common stock will be lost and that our equity holders would lose all or substantially all of their investment.

If we are unable to regain compliance with the New York Stock Exchange’s minimum share price requirement or continue to meet the NYSE’s other continued listing requirements, the NYSE may delist our common stock.

Our common stock is currently listed on the New York Stock Exchange (the “NYSE”). On March 5, 2015, we were notified by the NYSE that the average closing price of the Company’s common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE under Rule 802.01C of the NYSE Listed Company Manual. Under the NYSE’s rules, the Company has six months following receipt of the notification to regain compliance with the minimum share price requirement. The Company can regain compliance at any time during the six-month cure period if the Company’s common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the period and also has an average closing share price of at least $1.00 over the 30-trading day period ending on the last trading day of that month or on the last day of the cure period.

While the notice from the NYSE has no immediate impact on the listing of the Company’s common stock, the Company’s common stock could be delisted from the NYSE if the Company is unable to regain compliance with the NYSE’s minimum share price requirement by the end of the six-month cure period. A delisting of our common stock, either as result of a failure to regain compliance with the NYSE’s minimum share price requirement or the Company’s failure to satisfy other qualitative or quantitative standards for continued listing on the NYSE, could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; and limiting our ability to issue additional securities or obtain additional financing in the future.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities by Us and Affiliated Purchasers
The following table provides a summary of all repurchases by Walter Energy of its common stock during the three-month period ended March 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1, 2015 - January 31, 2015	1,523	$1.30
February 1, 2015 - February 28, 2015	53,969	$1.00
March 1, 2015 - March 31, 2015	—	$—
	55,492
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
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

WALTER ENERGY, INC.

/s/ WALTER J. SCHELLER, III
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2015

/s/ WILLIAM G. HARVEY
Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2015