Form 10-Q
period 2015-06-30
Walter Energy, Inc.
filed 2015-08-06
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of July 31, 2015: 80,746,088

WALTER ENERGY, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$267,003	$468,532
Trade receivables, net	71,670	91,057
Other receivables	128,735	127,037
Inventories	162,106	201,598
Deferred income taxes	16,247	16,819
Prepaid expenses	52,194	46,190
Other current assets	9,080	9,285
Total current assets	707,035	960,518
Mineral interests, net	446,570	2,836,801
Property, plant and equipment, net	903,685	1,466,297
Other long-term assets	70,422	67,748
Total assets	$2,127,712	$5,331,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$50,752	$38,980
Accrued expenses	129,400	125,318
Pension and other postretirement benefits obligation	29,788	29,032
Liability for uncertain tax positions	166,100	164,348
Other current liabilities	53,411	51,604
Current debt	3,025,849	12,327
Total current liabilities	3,455,300	421,609
Long-term debt	—	3,068,878
Deferred income taxes	70,037	730,685
Pension and other postretirement benefits obligation	645,879	641,231
Other long-term liabilities	188,425	187,380
Total liabilities	4,359,641	5,049,783
Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares; none issued	—	—
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares; issued—80,747,089 and 71,978,113 shares, respectively	807	720
Capital in excess of par value	1,679,576	1,668,407
Accumulated deficit	(3,704,758)	(1,169,498)
Accumulated other comprehensive loss	(207,554)	(218,048)
Total stockholders' equity (deficit)	(2,231,929)	281,581
Total liabilities and stockholders' equity (deficit)	$2,127,712	$5,331,364
   The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues:
Sales	$193,835	$377,982	$479,481	$783,211
Miscellaneous income	2,792	369	8,072	9,025
Total revenues	196,627	378,351	487,553	792,236
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	225,867	343,761	510,560	693,636
Depreciation and depletion	51,478	69,816	110,660	146,240
Selling, general and administrative	28,229	19,002	49,290	39,781
Other postretirement benefits	12,333	13,869	24,666	27,738
Restructuring charges	2,446	8,299	2,446	8,299
Asset impairments	2,897,928	23,043	2,897,928	23,043
Total costs and expenses	3,218,281	477,790	3,595,550	938,737
Operating loss	(3,021,654)	(99,439)	(3,107,997)	(146,501)
Interest expense, net	(74,851)	(73,402)	(153,087)	(138,834)
Gain (loss) on extinguishment of debt	—	11,397	58,626	(2,492)
Other income (loss), net	—	978	—	(778)
Loss before income tax benefit	(3,096,505)	(160,466)	(3,202,458)	(288,605)
Income tax benefit	(641,441)	(9,075)	(667,198)	(45,036)
Net loss	$(2,455,064)	$(151,391)	$(2,535,260)	$(243,569)

Basic and diluted net loss per share	$(30.33)	$(2.33)	$(32.86)	$(3.81)
Dividends per share	$—	$0.01	$—	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net loss	$(2,455,064)	$(151,391)	$(2,535,260)	$(243,569)
Other comprehensive income:
Change in pension and other postretirement benefit plans (net of tax: $2,441 and $4,883 and $2,154 and $4,322 for the three and six months ended June 30, 2015 and 2014, respectively)	3,700	3,498	7,399	7,017
Change in unrealized gain on hedges (net of tax: $1,034 for the six months ended June 30, 2014)	—	—	—	1,679
Change in foreign currency translation adjustment	21,420	11,264	3,095	13,428
Total other comprehensive income	25,120	14,762	10,494	22,124
Total comprehensive loss	$(2,429,944)	$(136,629)	$(2,524,766)	$(221,445)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)
(IN THOUSANDS)

	Total	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$281,581	$720	$1,668,407	$(1,169,498)	$(218,048)
Net loss	(2,535,260)	—	—	(2,535,260)	—
Other comprehensive income, net of tax	10,494	—	—	—	10,494
Stock based compensation	4,307	—	4,307	—	—
Issuance of common stock in connection with the extinguishment of debt	7,007	87	6,920	—	—
Other	(58)	—	(58)	—	—
Balance at June 30, 2015	$(2,231,929)	$807	$1,679,576	$(3,704,758)	$(207,554)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	For the six months ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(2,535,260)	$(243,569)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and depletion	110,660	146,240
Deferred income tax benefit	(665,413)	(41,257)
Amortization of debt issuance costs and debt discount, net	7,065	8,356
(Gain) loss on extinguishment of debt	(58,626)	2,492
Impairment charges	2,897,928	23,043
Other	29,993	16,140
Decrease (increase) in current assets:
Trade receivables, net	19,375	11,326
Other receivables	(1,699)	23,384
Inventories	32,504	30,774
Prepaid expenses and other current assets	(5,762)	(6,437)
Increase (decrease) in current liabilities:
Accounts payable	12,344	(32,227)
Accrued interest	23,348	9,168
Accrued expenses and other current liabilities	(13,587)	13,559
Cash flows used in operating activities	(147,130)	(39,008)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(48,332)	(43,476)
Proceeds from sale of property, plant and equipment	1,706	—
Other	589	(350)
Cash flows used in investing activities	(46,037)	(43,826)
FINANCING ACTIVITIES
Proceeds from issuance of debt	—	553,000
Retirements of debt	(7,048)	(414,124)
Dividends paid	—	(1,284)
Debt issuance costs	—	(21,325)
Other	(60)	(191)
Cash flows provided by (used in) financing activities	(7,108)	116,076
Effect of foreign exchange rates on cash	(1,254)	(588)
Net increase (decrease) in cash and cash equivalents	(201,529)	32,654
Cash and cash equivalents at beginning of period	468,532	260,818
Cash and cash equivalents at end of period	$267,003	$293,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)

Note 1 - Business and Basis of Presentation
Walter Energy, Inc. ("Walter Energy"), together with its consolidated subsidiaries (the "Company"), is a leading producer and exporter of metallurgical coal for the global steel industry from underground and surface mines with mineral reserves located in the United States ("U.S."), Canada and the United Kingdom ("U.K."). The Company also extracts, processes, markets and/or possesses mineral reserves of thermal coal and anthracite coal, as well as produces metallurgical coke and coal bed methane gas.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2014 included in the Company's Annual Report filed on Form 10-K with the U.S. Securities and Exchange Commission. The balance sheet at December 31, 2014 has been derived from the audited consolidated balance sheet for the year ended December 31, 2014 included in the Company's Annual Report filed on Form 10-K.
Filing Under Chapter 11 of the United States Bankruptcy Code
On July 15, 2015 (the "Petition Date"), Walter Energy and certain of its wholly owned domestic subsidiaries (the "Filing Subsidiaries" and together with Walter Energy, the “Debtors”), filed voluntary petitions for reorganization (the petitions collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Alabama (the “Court”). The Company’s Canadian and U.K. Operations are not included in the filings. The Debtors' Chapter 11 Cases (collectively, the "Chapter 11 Cases") are being administered under the caption In re Walter Energy, Inc., et al., Case No. 15-02741-TOM. The Debtors have filed a motion with the Court seeking to jointly administer all of the Debtors’ Chapter 11 Cases under the caption In re Walter Energy, Inc., et al. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

The filings of the Bankruptcy Petitions constituted an event of default under the indentures governing the outstanding senior notes, the 2011 Credit Agreement and the Company's other debt obligations, all as further described in Note 6 to the Condensed Consolidated Financial Statements, and all principal, interest and other amounts due thereunder became immediately due and payable. Any efforts to enforce such payment obligations are automatically stayed as a result of the Bankruptcy Petitions and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Restructuring Support Agreement

In connection with the Bankruptcy Petitions, Walter Energy entered into a Restructuring Support Agreement, dated as of July 15, 2015 (the “Support Agreement”), among Walter Energy, on behalf of itself and the Filing Subsidiaries, certain holders of first-lien claims in connection with the 2011 Credit Agreement (the “First Lien Lenders”) and certain holders of Walter Energy’s 9.50% Senior Secured Notes due 2019 (the “First Lien Noteholders” and collectively with the First Lien Lenders, the “First Lien Claimholders” and the First Lien Claimholders party to the Support Agreement, the “Supporting First Lien Creditors”), providing that the Supporting First Lien Creditors will support a restructuring of the Company, subject to the terms and conditions of the Support Agreement.

The Support Agreement provides for, among other things, (a) a consensual debt-to-equity conversion of the debt under the 2011 Credit Agreement and Walter Energy’s 9.50% Senior Secured Notes due 2019 pursuant to a Chapter 11 plan (the “Plan”) and (b) Walter Energy’s consensual use of the First Lien Claimholders’ cash collateral (the “Cash Collateral”) for no more than seven months to allow Walter Energy to pursue confirmation of the Plan, subject to the terms and conditions of the order authorizing the use of Cash Collateral and the Support Agreement.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 1 - Business and Basis of Presentation (Continued)

The Support Agreement further provides that if a Triggering Event (as defined in the Support Agreement) has occurred, holders of a majority in principal amount of First Lien Claims (as defined in the Support Agreement) held by the Supporting First Lien Creditors can, by providing notice to Walter Energy, cause Walter Energy to abandon the Plan process and to pursue a sale of substantially all of the assets of Walter Energy pursuant to Sections 105, 363 and 365 of the Bankruptcy Code on the terms set forth in the Support Agreement. A “Triggering Event” is defined in the Support Agreement to include, among other things, failure to meet certain milestones with respect to achieving confirmation and consummation of the Plan on the timeline set forth in the Support Agreement and certain other events. The Support Agreement may be terminated upon the occurrence of certain events, including: (a) certain breaches by Walter Energy or the Supporting First Lien Creditors under the Support Agreement; (b) the failure to meet certain milestones with respect to achieving confirmation and consummation of the Plan; (c) the amendment or modification of certain documents, including the Plan, without the consent of the Supporting First Lien Creditors; and (d) the determination by Walter Energy’s board of directors, upon the advice of counsel, that fiduciary obligations require Walter Energy to terminate the Walter Energy’s obligations under the Support Agreement.

The Debtors have filed with the Court a motion to approve their assumption of the Support Agreement. That motion is scheduled for hearing before the Court on August 18th and 19th of 2015.

Agreement to Use Cash Collateral and Interim Approval of Same

The First Lien Claimholders' hold first priority liens on substantially all of the Debtors’ material assets, including, without limitation, (a) substantially all personal property, including cash, deposit accounts, accounts, and investments, (b) equity interests in all material (direct and indirect) domestic subsidiaries of Walter Energy, and (c) substantially all material real property holdings, including mineral leaseholds in Alabama and elsewhere and “as extracted” collateral (collectively, the “Collateral”). The Collateral includes Cash Collateral, as such term is defined Section 363(a) of the Bankruptcy Code. The Debtors’ use of the cash collateral on which the holders of the First Lien Lenders hold liens is critical to the Debtors’ ability to operate in the ordinary course during the Chapter 11 Cases.

Accordingly, prior to the Petition Date, the Debtors' negotiated with the Supporting First Lien Creditors an agreement to use the Cash Collateral, in accordance with the terms of the Support Agreement and subject to approval of the Court. On the Petition Date, the Debtors filed with the Court a motion (the “Cash Collateral Motion”) for entry of interim and final orders to authorize the use of the Cash Collateral, to grant the First Lien Claimholders adequate protection for the use of such Cash Collateral, and to modify the automatic stay to the extent necessary to implement such agreement. On the Petition Date, the Court heard and approved on an interim basis the Cash Collateral Motion.

In consideration of the Debtors’ use of Cash Collateral and to ensure that the First Lien Claimholders are adequately protected, the Cash Collateral Motion requested, among other things, that the First Lien Claimholders (i) be granted first-priority replacement liens on all real or personal property of the Debtors and their estates (including, subject to entry of the final order, avoidance actions arising under Chapter 5 of the Bankruptcy Code), subject only to designated carve-out for funding of certain administrative expenses and certain permitted liens, (ii) be paid interest in cash when due based on 80% of the applicable non-default rate, pursuant to the terms of the applicable first lien debt documents, and (iii) be granted superpriority administrative expense claims against the Debtors on account of any diminution in value under Section 507(b) of the Bankruptcy Code. The Debtors also seek the establishment of a carve-out on the terms set forth in the Cash Collateral Order to fund the payout of, among other things, certain specified allowed administrative claims. As described above and in the Cash Collateral Motion, the Debtors’ use of Cash Collateral terminates upon the occurrence of certain triggering events set forth in the Support Agreement, and the Debtors are required to use the Cash Collateral in compliance with the terms of the Cash Collateral Order and related consolidated budget. At the first-day hearings held on the Petition Date, the Court entered an interim order approving the Cash Collateral Motion (the “Interim Cash Collateral Order”), pursuant to which the Debtors received interim approval to use the Cash Collateral in accordance with the terms of the Interim Cash Collateral Order and a consolidated cash collateral budget acceptable to the Supporting First Lien Creditors (the “Cash Collateral Budget”).

The Court has scheduled the final hearing on the Cash Collateral Motion for August 18th and 19th of 2015.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 1 - Business and Basis of Presentation (Continued)

Reorganization Process

On the Petition Date, the Court issued certain additional interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. The first-day motions provided for, among other things, the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the payment of certain pre-petition amounts to certain critical vendors and possessory lien holders, the ability to pay certain pre-petition taxes and regulatory fees, the payment of certain pre-petition claims owed on account of insurance policies and programs, and the continuation of the Debtors’ surety bond programs and utility services. With respect to those first-day motions for which only interim approval has been granted, the Bankruptcy Court has scheduled final hearings on such motions for August 18th and 19th of 2015.

Immediately after filing the Bankruptcy Petitions, the Company began notifying all known current or potential creditors of the Debtors of the bankruptcy filings. Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors' property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Court and certain other conditions.

A Chapter 11 plan (including the Plan) determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Court's decisions through the date on which a Chapter 11 plan (including the Plan) is confirmed. The Debtors currently expect that any proposed Chapter 11 plan (including the Plan), among other things, would provide mechanisms for settlement of the Debtors' pre-petition obligations, changes to certain operational cost drivers, treatment of the Company’s existing equity holders, treatment of potential income tax liabilities and certain corporate governance and administrative matters pertaining to a reorganized Walter Energy. Any proposed Chapter 11 plan will (and the Plan may) be subject to revision prior to submission to the Court based upon discussions with the Debtors' creditors and other interested parties and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Court. There can be no assurance that the Debtors will be able to secure approval for the Plan or any other Chapter 11 plan from the Court or that any Chapter 11 plan will be accepted by the Debtors' creditors.

Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan (including the Plan). The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Chapter 11 plan (including the Plan). No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 plan (including the Plan) could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, there is significant uncertainty regarding the value of the Company's liabilities and securities, including Walter Energy's common stock. At this time, there is no assurance that the Company will be able to restructure as a going concern or successfully propose or implement a Chapter 11 plan (including the Plan).

For periods subsequent to filing the Bankruptcy Petitions, the Company will apply the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 852, Reorganizations, in preparing its consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Court, even if they may be settled for lesser amounts.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 1 - Business and Basis of Presentation (Continued)

Going Concern Matters
The accompanying unaudited Condensed Consolidated Financial Statements and related notes have been prepared assuming that the Company will continue as a going concern, although the Bankruptcy Petitions noted above, weak coal market industry conditions, depressed metallurgical coal prices, reduced steel production and reduced global steel demand raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the financial statements and related notes do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that would be required should the Company be unable to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon, among other things, market conditions and its ability to improve profitability, meet certain conditions of the Support Agreement as noted above and obtain confirmation of the Plan or another Chapter 11 plan by the Court, and the Company's ability to successfully implement the Plan or another Chapter 11 plan. As a result of the Bankruptcy Petitions, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in the Support Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Plan, or another Chapter 11 plan, could materially change the amounts and classifications of assets and liabilities reported in the Company's Condensed Consolidated Financial Statements.
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
Note 2 - Restructuring
In the second quarter of 2015, the Company idled the West Virginia Maple underground mine and implemented workforce reductions at its corporate headquarters and its Alabama and Canadian operations. The Company recognized restructuring charges of approximately $1.3 million in the U.S. Operations segment, $0.8 million in the Canadian and U.K. Operations segment and $0.3 million in the Other segment for the three and six months ended June 30, 2015. In the second quarter of 2014, the Company idled the Canadian operations, which included the Wolverine, Brule and Willow Creek mines in the Canadian and

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 2 - Restructuring (Continued)

U.K. Operations segment. The Wolverine Mine was placed on idle status in April 2014 and the Brazion operations (which include the operations of Brule and Willow Creek) were placed on idle status in June 2014. The Company recognized restructuring charges of approximately $7.1 million in the Canadian and U.K. Operations segment, $0.7 million in the U.S. Operations segment and $0.5 million in the Other segment for the three and six months ended June 30, 2014. All of these amounts are presented as restructuring charges in the Condensed Consolidated Statements of Operations.
Note 3 - Asset Impairment
Property, plant and equipment and other long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the long-lived asset or asset group may not be recoverable. As a result of the depressed metallurgical coal market associated with global coal supply and demand factors and a reduction in global steel production and steel demand, the Company determined that indicators of impairment existed with respect to property, plant and equipment and mineral interest reserves during the second quarter of 2015. The Company's asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which the cash flows are largely independent of cash flows of other mines, preparation plants and associated coal reserves.
The Company performed a recoverability analysis as of May 1, 2015 and determined that the net undiscounted cash flows were less than the carrying values for the Wolverine, Brule, Willow Creek and Belcourt Saxon long-lived assets within the Canadian and U.K. Operations segment. As a result, the Company estimated the fair value of the asset groups using a discounted cash flow analysis using marketplace participant assumptions which constituted Level 3 fair value inputs. The discounted cash flow analysis is dependent on a number of significant management estimates about future performance including sales volumes and prices, which are based on third party global long-term pricing forecasts for each product, costs to produce, income taxes, capital spending, working capital changes and the after-tax weighted average cost of capital. The estimates of costs to produce include labor, fuel, explosives, supplies and other major components of mining. The Company estimated the fair value of certain property, plant and equipment using the market approach. To the extent that the carrying values of the asset groups exceeded the fair value, the Company recorded an asset impairment charge. The Company recorded asset impairment charges related to the previously discussed asset groups in the Canadian and U.K. Operations segment of $2.9 billion. These impairment charges reduced the carrying value of mineral interest reserves by $2.4 billion and property, plant and equipment by $508.5 million and are included in asset impairments within the Condensed Consolidated Statements of Operations.
On May 2, 2014, the Company reached an agreement in principle to sell the Blue Creek Coal Terminal and associated properties (collectively "BCCT"), located in Mobile, Alabama, to the Alabama State Port Authority for $25.0 million. Additionally, the parties amended and extended the existing coal handling agreement. The BCCT assets were part of the U.S. Operations segment. The Company recognized an impairment charge of approximately $23.0 million in the second quarter of 2014 in anticipation of the sale of the BCCT. This charge is included in asset impairments in the Condensed Consolidated Statements of Operations.
Note 4 - Inventories
Inventories are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Coal	$106,443	$136,335
Raw materials, supplies and other	55,663	65,263
Total inventories	$162,106	$201,598

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)

Note 5 - Income Taxes
The Company estimates its annual effective tax rate based on projected financial income for the full year at the end of each interim reporting period unless projected financial income for the full year is close to break even, in which case the annual effective tax rate could distort the income tax provision for an interim period. When this happens, the Company calculates the interim income tax provision using actual year to date financial results for certain jurisdictions. This method results in an income tax provision based solely on the year to date financial taxable income or loss for those jurisdictions. In order to further reduce distortion of the effective tax rate, the Company excludes jurisdictions from the annual effective tax rate that are forecasted to generate ordinary losses for which no tax benefit can be recognized due to lack of evidence of future realization. In all scenarios, the tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates, are reported in the interim period in which they occur.
The Company utilizes the asset and liability method of accounting for income taxes and records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year cumulative pre-tax book loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. net deferred tax assets at June 30, 2015. Management also determined that sufficient negative evidence exists to conclude that it is more likely than not that the Canadian deferred income tax assets of $351.7 million as of the beginning of the year will not be realized. In recognition of this risk, the Company increased the valuation allowance on Canadian deferred income tax assets by $323.9 million during the six months ended June 30, 2015. The Company believes the U.K. operations will have sufficient future sources of taxable income from the reversal of taxable temporary differences to utilize its non-capital losses prior to expiration. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and/or Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.
The Company recognized an income tax benefit of $667.2 million for the six months ended June 30, 2015 compared with an income tax benefit of $45.0 million for the six months ended June 30, 2014. The increase in the income tax benefit was primarily due to the reduction of $986.0 million of deferred tax liabilities related to the impairment of the Canadian mineral interests and property, plant and equipment recorded in the current period, see Note 3 to the Condensed Consolidated Financial Statements. The quarterly tax benefit associated with the impairment charge was partially offset by the $323.9 million increase to the Canadian valuation allowance. A $3.6 million tax benefit was also recorded during the period ended June 30, 2015 to reflect the carryback of certain U.S. net operating losses generated in previous tax years.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)

Note 6 - Debt
Debt consisted of the following (dollars in thousands):

	June 30, 2015	December 31, 2014	Weighted Average Stated Interest Rate at June 30, 2015	Final Maturity
2011 term loan B	$978,178	$978,178	7.25%	2018
9.50% senior secured notes	970,000	970,000	9.50%	2019
11.00% / 12.00% senior secured PIK toggle notes	360,500	350,000	11.00% / 12.00%	2020
9.875% senior notes	388,000	388,000	9.88%	2020
8.50% senior notes (1)	383,275	450,000	8.50%	2021
Other (2)	10,797	18,085	Various	Various
Debt discount, net	(16,096)	(18,293)
Debt issuance costs	(48,805)	(54,765)
Total debt	3,025,849	3,081,205
Less: current debt (2)	(3,025,849)	(12,327)
Total long-term debt	$—	$3,068,878
_______________________________________________________________________________

(1)
On March 6, 2015, the Company issued an aggregate of 8.65 million shares of its common stock in exchange for $66.7 million of its 8.50% Senior Notes due 2021 and recognized a net gain on extinguishment of debt of $58.6 million in the six months ended June 30, 2015.

(2)	Includes capital lease obligations and an equipment financing agreement.
Event of Default
The filing of the Bankruptcy Petitions described in Note 1 of the Condensed Consolidated Financial Statements constitutes an event of default that accelerated the Company's obligations under the following debt instruments (the "Debt Instruments") as of July 15, 2015:

•
Credit Agreement, dated as of April 1, 2011, with respect to approximately $978.2 million outstanding under a term loan and $70.2 million of letters of credit outstanding under a revolving loan (as amended, the “2011 Credit Agreement”) as of July 15, 2015, plus accrued and unpaid interest of $8.8 million as of July 15, 2015;

•
Indenture, dated as of September 27, 2013, with respect to an aggregate principal amount of approximately $970.0 million of 9.50% Senior Secured Notes due 2019, plus accrued and unpaid interest of $23.0 million as of July 15, 2015;

•
Indenture, dated as of March 27, 2014, with respect to an aggregate principal amount of approximately $360.5 million of 11.00%/12.00% Senior Secured Lien PIK Toggle Notes due 2020, plus accrued and unpaid interest of $12.0 million as of July 15, 2015;

•
Indenture, dated as of November 21, 2012, with respect to an aggregate principal amount of approximately $388.0 million of 9.875% Senior Notes due 2020, plus accrued and unpaid interest of $22.4 million as of July 15, 2015;

•
Indenture, dated as of March 27, 2013, with respect to an aggregate principal amount of approximately $383.3 million of 8.50% Senior Notes due 2021, plus accrued and unpaid interest of $8.1 million as of July 15, 2015; and

•	Other debt obligations, which include capital lease obligations and equipment financing obligations.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 6 - Debt (Continued)

As a result of the commencement of the Chapter 11 Cases, any efforts to collect or otherwise enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.
Note 7 - Pension and Other Postretirement Benefits
The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$2,178	$1,701	$1,875	$1,944
Interest cost	3,297	3,316	6,351	7,726
Expected return on plan assets	(3,696)	(4,553)	—	—
Amortization of prior service cost (credit)	169	61	(1,552)	307
Amortization of net actuarial loss	1,865	550	5,659	3,892
Settlement loss	—	843	—	—
Net periodic benefit cost	$3,813	$1,918	$12,333	$13,869

	Pension Benefits		Other Postretirement Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$4,356	$3,402	$3,750	$3,888
Interest cost	6,594	6,664	12,702	15,452
Expected return on plan assets	(7,392)	(9,106)	—	—
Amortization of prior service cost (credit)	338	122	(3,104)	614
Amortization of net actuarial loss	3,730	1,192	11,318	7,784
Settlement loss	—	1,627	—	—
Net periodic benefit cost	$7,626	$3,901	$24,666	$27,738

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)

Note 8 - Net Loss Per Share
A reconciliation of the basic and diluted net loss per share computations for the three and six months ended June 30, 2015 and 2014, respectively, is as follows (in thousands, except per share data):

	For the three months ended June 30,
	2015	2014
Numerator:
Net loss	$(2,455,064)	$(151,391)
Denominator:
Average number of common shares outstanding (1)	80,941	65,024
Basic and diluted net loss per share	$(30.33)	$(2.33)

	For the six months ended June 30,
	2015	2014
Numerator:
Net loss	$(2,535,260)	$(243,569)
Denominator:
Average number of common shares outstanding (1)	77,151	63,983
Basic and diluted net loss per share	$(32.86)	$(3.81)
_______________________________________________________________________________

(1)
Basic earnings per share is computed by dividing net loss by the average number of common shares outstanding during the reporting period. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods. The weighted average number of stock options and restricted stock units outstanding for the three months ended June 30, 2015 and 2014 totaling 2,650,893 and 1,886,269, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, the weighted average number of stock options and restricted stock units outstanding for the six months ended June 30, 2015 and 2014 totaling 2,391,103 and 1,347,812, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

The tables below sets forth stock options exercised and restricted stock units vested for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Stock options exercised	—	8,659	—	18,300
Restricted stock units vested	23,388	42,849	119,009	78,552
Total	23,388	51,508	119,009	96,852

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)

Note 9 - Commitments and Contingencies
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
On December 27, 1989, a predecessor of the Company and certain of the predecessor's affiliates each filed a voluntary petition for reorganization under the Bankruptcy Code (the "1989 Bankruptcy Cases") in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Florida Bankruptcy Court"). The Company emerged from bankruptcy on March 17, 1995 (the "Effective Date") pursuant to the Amended Joint Plan of Reorganization dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the "Consensual Plan"). Although the Consensual Plan was confirmed and became effective, the Florida Bankruptcy Court retains jurisdiction over, among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or related to the Consensual Plan, including claims related to federal income taxes.
In connection with the 1989 Bankruptcy Cases, the Internal Revenue Service ("IRS") filed a proof of claim in the Florida Bankruptcy Court (the "Proof of Claim") for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The Company filed an adversary proceeding in the Florida Bankruptcy Court disputing the Proof of Claim (the "Adversary Proceeding") and various issues have been litigated in the Florida Bankruptcy Court. An opinion was issued by the Florida Bankruptcy Court in June 2010 with respect to two of the disputed issues. The Florida Bankruptcy Court instructed both parties to submit a final order addressing all issues that have been litigated for the tax years 1983 through 1995 in the Adversary Proceeding by late August 2010. At the request of both parties, the Florida Bankruptcy Court granted an extension of time of 90 days from the initial submission date to submit the final order. Additional extensions of time to submit the proposed final order were granted in November 2010, February 2011, May 2011, September 2011, January 2013, May 2013 and December 2013. The issues that were the subject of the Florida Bankruptcy Court's opinion may be subject to appeal.
The amounts initially asserted by the Proof of Claim do not reflect the subsequent resolution of certain issues by agreement between the parties. The Company believes that any exposure with respect to those issues in the Proof of Claim is limited to interest and possible penalties and the amount of tax ultimately assessed can be offset by tax reductions in years after 1995.
With respect to the tax years ended May 31, 2000 through December 31, 2008, the IRS has completed its audits of the Company's federal income tax returns for these years. The IRS issued 30-Day Letters to the Company in June 2010 and July 2012, proposing changes to tax for these tax years. The Company believes its tax filing positions have substantial merit and filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case was assigned to the Appeals Division of the IRS. The Appeals Division convened a hearing on March 8, 2011 and heard arguments from both parties as to issues not settled or conceded for the 2000 through 2008 audit periods. In September 2014, the IRS Appeals Office returned these tax periods to IRS Examination Division to be placed into suspense pending the resolution of the tax periods that are at issue in the Florida Bankruptcy Court. The disputed issues in these audit periods are similar to the issues remaining in the Proof of Claim.
On July 15, 2015, the Debtors filed the Bankruptcy Petitions for relief under the Bankruptcy Code ("the 2015 Bankruptcy Cases") in the Court. In connection with the 2015 Bankruptcy Cases, the Company intends to seek a comprehensive resolution of all outstanding federal tax issues, including, to the extent possible, issues relating to the Proof of Claim asserted in the 1989 Bankruptcy Cases and the Adversary Proceeding.
With respect to the 2009 through 2013 tax years, the IRS is conducting an audit of the Company's federal income tax returns for those years. Since the examination is ongoing, any resulting tax deficiency or overpayment cannot be estimated at

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 9 - Commitments and Contingencies (Continued)

this time. During 2015, the statute of limitations for assessing additional income tax deficiencies will expire for certain tax years in several state tax jurisdictions. The expiration of the statute of limitations for these years is expected to have an immaterial impact on the total uncertain income tax positions and net income.
It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months. As of June 30, 2015, the Company had $33.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. Due to the uncertainty related to the potential outcome of these matters, any possible changes in unrecognized tax benefits cannot be reasonably estimated.
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
Walter Coke, Inc.
Walter Coke, Inc. ("Walter Coke") entered into a decree order in 1989 (the "1989 Order") relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the Environmental Protection Agency ("EPA"). A RCRA Facility Investigation ("RFI") Work Plan was prepared which proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. In 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures, which were approved and finalized for Walter Coke's Birmingham facility in 2005. In 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform additional soil sampling and testing in the neighborhoods surrounding its facility. The results of this sampling and testing were submitted to the EPA for review in 2009. In conjunction with the plan, Walter Coke agreed to remediate portions of 23 properties based on the 2009 sampling and that process was completed in 2012.
In 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project ("35th Avenue Superfund Site") be classified and managed as a Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), allowing other Potentially Responsible Parties ("PRPs") to potentially be held responsible. Under CERCLA authority, the EPA proceeded directly with the offsite sampling work and deferred any further enforcement actions or decisions. In March 2013, the EPA released the North Birmingham Air Toxics Risk Assessment showing the air quality around Company facilities to be acceptable. In August 2013, the Agency for Toxic Substances and Disease Registry ("ATSDR") released a report concerning past, present and future exposures to residential soils in North Birmingham and concluded that there is no public health hazard. In September 2013, the EPA sent an "Offer to Conduct Work" letter to Walter Coke and four other PRPs notifying them that the EPA had completed sampling at 1,100 residential properties and that 400 properties exceeded Regional Removal Management Levels ("RMLs") and offered the PRPs an opportunity to cleanup 50 Phase I properties. The Company has notified the EPA that it has declined the Offer to Conduct Work. In July 2014, the Jefferson County Department of Health ("JCDH") said that there are no apparent health risks to individuals living in North Birmingham. In August 2014, the EPA sent an “Offer to Conduct Work” letter to Walter Coke and five other PRPs and offered the PRPs an opportunity to cleanup 30 Phase II properties. The Company has notified the EPA that it has declined the Offer to Conduct Work. In September 2014, the EPA proposed to add the 35th Avenue Superfund Site to the National Priorities List ("NPL"). The EPA has accepted and is reviewing comments to the proposed listing. In April 2015, ATSDR released an evaluation of air exposures to communities adjacent to the 35th Avenue Superfund Site and concluded that current exposures

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 9 - Commitments and Contingencies (Continued)

are unlikely to result in harmful effects in individuals and that the current estimated cumulative cancer risks are within the EPA's target risk range.
In response to an informal EPA request, on June 30, 2015, the Company corresponded with the EPA declining to negotiate a potential consent order concerning the performance of future work and the EPA’s past costs.  The Company understands that the EPA made a similar request to the other identified PRPs.  In connection with that request, the EPA informally indicated that, as of April 2015, it had incurred approximately $17.0 million in costs at the 35th Avenue Superfund Site.  The Company has not been provided any documentation for or otherwise independently verified that claim. The EPA also indicated that it will continue expending additional monies at the 35th Avenue Superfund Site if no PRP agrees to assume the work. The EPA has thus far not responded to various technical showings that the Company has made indicating that the conditions at the 35th Avenue Superfund Site appear to be inconsistent with the Company’s operations and that they are more likely the result of other industrial and/or non-industrial sources.  For this and other reasons, the Company continues to believe that it has meritorious defenses to any claim for response costs that the EPA or a third party may assert.  The Company also notes that if it were found liable, numerous issues would require determination in order to ascertain the extent of such liability, including without limitation the relative contributions of other PRPs thus far identified and possible PRPs not thus far named by the EPA.
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
The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At June 30, 2015, the Company had an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified. As of June 30, 2015, the amount of this accrual was not material to the Company's consolidated financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the Company's consolidated financial statements, but such cleanup costs could be material to the Company's results of operations in a future reporting period.
Securities Class Actions and Shareholder Derivative Actions
On January 26, 2012 and March 15, 2012, putative class actions were filed against Walter Energy and some of its current and former senior executive officers in the U.S. District Court for the Northern District of Alabama (Rush v. Walter Energy, Inc., et al.). The three executive officers named in the complaints are: Keith Calder, Walter Energy's former CEO; Walter Scheller, Walter Energy's current CEO and a director; and Neil Winkelmann, former President of Walter Energy's Canadian and U.K. operations (collectively the "Individual Defendants"). The complaints were filed by Peter Rush and Michael Carney, purported shareholders of Walter Energy who each seek to represent a class of Walter Energy shareholders who purchased common stock between April 20, 2011 and September 21, 2011.
These complaints allege that Walter Energy and the Individual Defendants made false and misleading statements regarding the Company's operations outlook for the second quarter of 2011. The complaints further allege that Walter Energy and the Individual Defendants knew that these statements were misleading and failed to disclose material facts that were necessary in order to make the statements not misleading. Plaintiffs claimed violations of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) of the 1934 Act. On May 30, 2012, the two actions were consolidated into In re Walter Energy, Inc. Securities Litigation. The court also appointed the Government of Bermuda Contributory and Public Service Superannuation Pension Plans as well as the Stephen C. Beaulieu Revocable Trust to be lead plaintiffs and approved lead plaintiffs' selection of Robbins Geller Rudman & Dowd LLP and Kessler Topaz Meltzer & Check, LLP as lead plaintiffs' counsel for the consolidated action. On August 20, 2012, Lead Plaintiffs

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 9 - Commitments and Contingencies (Continued)

filed a consolidated amended class action complaint in this action. The consolidated amended complaint names as an additional defendant Joseph Leonard, a current director and former interim CEO of Walter Energy, in addition to the previously named defendants. Defendants filed a Motion to Dismiss the amended complaint on October 4, 2012. On January 29, 2013, the court denied that motion without prejudice. Defendants answered the complaint on February 15, 2013. Plaintiffs filed a motion for class certification on August 15, 2013. On March 18, 2014, the Court denied Plaintiffs' motion for class certification without prejudice to refiling and rebriefing and stayed this litigation pending a decision by the United States Supreme Court in Halliburton Co., et al. v. Erica P. John Fund, Inc. ("Halliburton II"). Following the U.S. Supreme Court's decision in Halliburton II on June 23, 2014, Plaintiffs filed a renewed motion for class certification on August 29, 2014. Defendants' filed their opposition on October 28, 2014, and Plaintiffs' Reply was filed on January 30, 2015. On May 14, 2015, the Court denied plaintiffs' renewed motion for class certification without prejudice. All other deadlines have been stayed by the Court.
On June 12, 2015, the court issued a stipulated order dismissing, without prejudice, all claims brought against Walter Energy.
On July 15, 2015, the remaining parties in the securities class action executed a settlement agreement which resolves all claims for $25.0 million. The settlement payment will be funded by the Company's Directors and Officers liability insurance policy. On July 15, 2015, plaintiffs filed a motion for preliminary approval of the settlement agreement and the settlement is subject to court approval.
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
Miscellaneous Litigation
Wolverine Mine
In connection with the idling of the Wolverine Mine in April 2014, approximately 302 unionized employees represented by the United Steelworkers of America, Local 1-424 (“USW Local 1-424”) were laid off. There were also a number of non-union

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 9 - Commitments and Contingencies (Continued)

staff employees whose jobs were affected by the idling. If the Company does not recall the affected unionized employees to work prior to April 15, 2016, then the Company would be required to pay contractual severance of two weeks’ pay per year of service, to a maximum of ten weeks, for each unionized employee pursuant to USW Local 1-424, and additional sums that would be payable pursuant to local labour laws to both unionized and non-union employees. The Company has estimated the additional severance costs of up to CAD $12.0 million, subject to various defenses the Company believes it has to the amount of individual severance claims. The Company continues to evaluate operating strategies to achieve value from the Wolverine reserves which could impact the potential future severance payments. For example, if the Company recalls employees to work within 24 months of their date of layoff, no severance payments would be owed. The Company has not accrued any of this potential severance liability because the ultimate outcome is uncertain.
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
Effect of Automatic Stay
The Debtors filed voluntary petitions for relief under the Bankruptcy Code on July 15, 2015 (the “Petition Date”) in the Bankruptcy Court. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases, pursuant to Section 362(a) of the Bankruptcy Code, automatically enjoined, or stayed, among other things, the continuation of most judicial or administrative proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers. Thus, the automatic stay may have no effect on certain matters described above.
The Debtors have notified their respective local counsel to file notices of the bankruptcy filings and suggestions of stay in the applicable matters for which they represent one or more of the Debtors. Without limitation, the Company’s counsel in the shareholder derivative actions pending in the 10th Judicial Circuit of Alabama and the U.S. District Court for the Northern District of Alabama, which are described above, filed a notice of bankruptcy and suggestion of stay, as those matters are property of the Company’s bankruptcy estate under Section 541 of the Bankruptcy Code.
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

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)

Note 10 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2015, net of tax (in thousands):

	Pension and other postretirement benefit plans	Foreign currency translation adjustment	Total
Beginning balance as of December 31, 2014	$(198,969)	$(19,079)	$(218,048)
Other comprehensive income before reclassifications	—	3,095	3,095
Amounts reclassified from accumulated other comprehensive loss	7,399	—(1)	7,399
Net current-period other comprehensive income	7,399	3,095	10,494
Ending balance as of June 30, 2015	$(191,570)	$(15,984)	$(207,554)

(1)	Foreign currency translation adjustments are reclassified from accumulated other comprehensive loss to earnings upon sale or substantially complete liquidation of an investment in a foreign entity.
The following table presents amounts reclassified out of each component of accumulated other comprehensive loss for the six months ended June 30, 2015 (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statements of Operations
Amortization of pension and other postretirement benefit plans:
Prior service credit	$(2,766)	(a)
Net actuarial loss	15,048	(a)
	12,282	Total before tax
	(4,883)	Income tax benefit
	$7,399	Net of tax

(a)
Amortization of pension benefit items are included in cost of sales (exclusive of depreciation and depletion) and selling, general and administrative expense while amortization of postretirement benefit items are included in other postretirement benefits within the Condensed Consolidated Statements of Operations.

Note 11 - Fair Value of Financial Instruments
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

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 11-Fair Value of Financial Instruments (Continued)

The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2015 or December 31, 2014. The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, receivables and accounts payable—The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value. Cash equivalents represent highly-liquid instruments and constitute Level 1 fair value measurements.
Debt—All of the Company's outstanding debt is carried at cost. There were no borrowings outstanding under the revolver at June 30, 2015 or December 31, 2014. The estimated fair value of the Company's debt is based on observable market data (Level 2). The carrying amounts and fair values of the Company's long-term debt (excluding capital lease obligations, equipment financing agreements, and debt discounts and debt issuance costs on the revolver of $1.2 million and $0.2 million, respectively, as of June 30, 2015 and $1.5 million and $0.3 million, respectively, as of December 31, 2014) are presented below (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2011 term loan B (1)	$955,263	$523,325	$951,583	$755,936
9.50% senior secured notes (2)	$951,131	$533,500	$949,537	$759,025
11.00%/12.00% senior secured PIK toggle notes (3)	$353,560	$19,828	$342,631	$113,750
9.875% senior notes (4)	$379,243	$10,670	$378,664	$77,600
8.50% senior notes (5)	$377,257	$9,582	$442,481	$85,500
_______________________________________________________________________________

(1)	Net of debt discount and debt issuance costs of $10.2 million and $12.7 million, respectively, as of June 30, 2015 and $11.9 million and $14.7 million, respectively, as of December 31, 2014.

(2)	Net of debt discount and debt issuance costs of $2.6 million and $16.3 million, respectively, as of June 30, 2015 and $2.7 million and $17.8 million, respectively, as of December 31, 2014.

(3)	Net of debt issuance costs of $6.9 million and $7.4 million as of June 30, 2015 and December 31, 2014, respectively.

(4)	Net of debt discount and debt issuance costs of $2.1 million and $6.7 million, respectively, as of June 30, 2015 and $2.2 million and $7.1 million, respectively, as of December 31, 2014.

(5)	Net of debt issuance costs of $6.0 million and $7.5 million as of June 30, 2015 and December 31, 2014, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)

Note 12—Segment Information
The Company's reportable segments are strategic business units arranged geographically which have separate management teams. The business units have been aggregated into the U.S. Operations, Canadian and U.K. Operations, and Other reportable segments. The primary business of both the U.S. Operations and Canadian and U.K. Operations segments is mining and exporting metallurgical coal for the steel industry. The Other segment primarily includes unallocated corporate expenses.
The accounting policies of the segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company evaluates performance primarily based on operating income (loss) of the respective segments.
Summarized financial information of the Company's reportable segments is shown in the following tables (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues:
U.S. Operations	$188,311	$298,685	$439,322	$629,349
Canadian and U.K. Operations	7,486	79,044	46,500	160,621
Other	830	622	1,731	2,266
Total revenues	$196,627	$378,351	$487,553	$792,236

Segment operating loss:
U.S. Operations	$(78,163)	$(30,409)	$(124,926)	$(24,539)
Canadian and U.K. Operations	(2,928,775)	(66,426)	(2,963,096)	(119,044)
Other	(14,716)	(2,604)	(19,975)	(2,918)
Total operating loss	(3,021,654)	(99,439)	(3,107,997)	(146,501)
Interest expense, net	(74,851)	(73,402)	(153,087)	(138,834)
Gain (loss) on extinguishment of debt	—	11,397	58,626	(2,492)
Other income (loss), net	—	978	—	(778)
Loss before income tax benefit	(3,096,505)	(160,466)	(3,202,458)	(288,605)
Income tax benefit	(641,441)	(9,075)	(667,198)	(45,036)
Net loss	$(2,455,064)	$(151,391)	$(2,535,260)	$(243,569)

Depreciation and depletion:
U.S. Operations	$34,915	$37,694	$72,065	$76,760
Canadian and U.K. Operations	15,964	31,509	37,421	68,219
Other	599	613	1,174	1,261
Total	$51,478	$69,816	$110,660	$146,240

Capital expenditures:
U.S. Operations	$29,706	$29,490	$46,373	$39,741
Canadian and U.K. Operations	1,020	1,435	1,361	2,044
Other	239	270	598	1,691
Total	$30,965	$31,195	$48,332	$43,476

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 12—Segment Information (Continued)

	June 30, 2015	December 31, 2014
Segment assets:
U.S. Operations	$995,426	$1,122,850
Canadian and U.K. Operations	562,994	3,538,073
Other	569,292	670,441
Total	$2,127,712	$5,331,364

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)

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
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
JUNE 30, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$230,340	$—	$36,663	$—	$267,003
Trade receivables, net	—	70,005	1,665	—	71,670
Other receivables	125,524	2,684	527	—	128,735
Intercompany receivables	4,401	134,300	—	(138,701)	—
Inventories	—	100,627	61,479	—	162,106
Deferred income taxes	15,984	—	263	—	16,247
Prepaid expenses	8,118	40,773	3,303	—	52,194
Other current assets	164	6,673	2,243	—	9,080
Total current assets	384,531	355,062	106,143	(138,701)	707,035
Mineral interests, net	—	132,125	314,445	—	446,570
Property, plant and equipment, net	6,618	683,146	213,921	—	903,685
Investment in subsidiaries	814,796	6,477	—	(821,273)	—
Other long-term assets	39,909	13,533	16,980	—	70,422
Total assets	$1,245,854	$1,190,343	$651,489	$(959,974)	$2,127,712

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$19,875	$27,073	$3,804	$—	$50,752
Accrued expenses	66,462	51,039	11,899	—	129,400
Intercompany payables	134,300	—	4,401	(138,701)	—
Pension and other postretirement benefits obligation	851	28,937	—	—	29,788
Liability for uncertain tax positions	161,271	—	4,829	—	166,100
Other current liabilities	12,001	26,238	15,172	—	53,411
Current debt	3,015,052	9,361	1,436	—	3,025,849
Total current liabilities	3,409,812	142,648	41,541	(138,701)	3,455,300
Deferred income taxes	27,432	—	42,605	—	70,037
Pension and other postretirement benefits obligation	10,457	635,422	—	—	645,879
Other long-term liabilities	30,082	100,469	57,874	—	188,425
Total liabilities	3,477,783	878,539	142,020	(138,701)	4,359,641
Stockholders' equity (deficit):	(2,231,929)	311,804	509,469	(821,273)	(2,231,929)
Total liabilities and stockholders' equity (deficit)	$1,245,854	$1,190,343	$651,489	$(959,974)	$2,127,712

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$421,533	$1,117	$45,882	$—	$468,532
Trade receivables, net	—	88,959	2,098	—	91,057
Other receivables	123,659	2,193	1,185	—	127,037
Intercompany receivables	—	206,118	14,952	(221,070)	—
Inventories	—	110,882	90,716	—	201,598
Deferred income taxes	15,986	—	833	—	16,819
Prepaid expenses	3,424	40,044	2,722	—	46,190
Other current assets	106	7,029	2,150	—	9,285
Total current assets	564,708	456,342	160,538	(221,070)	960,518
Mineral interests, net	—	135,377	2,701,424	—	2,836,801
Property, plant and equipment, net	7,558	726,478	732,261	—	1,466,297
Investment in subsidiaries	3,233,399	6,459	—	(3,239,858)	—
Other long-term assets	43,420	17,857	6,471	—	67,748
Total assets	$3,849,085	$1,342,513	$3,600,694	$(3,460,928)	$5,331,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current debt	$—	$7,209	$5,118	$—	$12,327
Accounts payable	2,296	30,697	5,987	—	38,980
Accrued expenses	43,088	60,762	21,468	—	125,318
Intercompany payables	221,070	—	—	(221,070)	—
Pension and other postretirement benefits obligation	95	28,937	—	—	29,032
Liability for uncertain tax positions	156,486	—	7,862	—	164,348
Other current liabilities	11,958	27,172	12,474	—	51,604
Total current liabilities	434,993	154,777	52,909	(221,070)	421,609
Long-term debt	3,063,121	5,704	53	—	3,068,878
Deferred income taxes	23,766	—	706,919	—	730,685
Pension and other postretirement benefits obligation	10,502	630,729	—	—	641,231
Other long-term liabilities	35,122	96,599	55,659	—	187,380
Total liabilities	3,567,504	887,809	815,540	(221,070)	5,049,783
Stockholders' equity:	281,581	454,704	2,785,154	(3,239,858)	281,581
Total liabilities and stockholders' equity	$3,849,085	$1,342,513	$3,600,694	$(3,460,928)	$5,331,364

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$183,315	$10,520	$—	$193,835
Miscellaneous income (loss)	775	2,630	(613)	—	2,792
Total revenues	775	185,945	9,907	—	196,627
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	203,680	22,187	—	225,867
Depreciation and depletion	599	34,012	16,867	—	51,478
Selling, general and administrative	14,458	10,998	2,773	—	28,229
Other postretirement benefits	(66)	12,399	—	—	12,333
Restructuring charges	355	1,322	769	—	2,446
Asset impairments	—	—	2,897,928	—	2,897,928
Total costs and expenses	15,346	262,411	2,940,524	—	3,218,281
Operating loss	(14,571)	(76,466)	(2,930,617)	—	(3,021,654)
Interest income (expense), net	(75,234)	(166)	549	—	(74,851)
Loss before income tax benefit	(89,805)	(76,632)	(2,930,068)	—	(3,096,505)
Income tax benefit	(3,239)	—	(638,202)	—	(641,441)
Equity in net losses of subsidiaries	(2,368,498)	—	—	2,368,498	—
Net loss	$(2,455,064)	$(76,632)	$(2,291,866)	$2,368,498	$(2,455,064)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$298,199	$79,783	$—	$377,982
Miscellaneous income (loss)	324	1,851	(1,806)	—	369
Total revenues	324	300,050	77,977	—	378,351
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	244,186	99,575	—	343,761
Depreciation and depletion	613	36,154	33,049	—	69,816
Selling, general and administrative	1,961	11,647	5,394	—	19,002
Other postretirement benefits	(44)	13,913	—	—	13,869
Restructuring charges	514	681	7,104	—	8,299
Asset impairments	—	23,043	—	—	23,043
Total costs and expenses	3,044	329,624	145,122	—	477,790
Operating loss	(2,720)	(29,574)	(67,145)	—	(99,439)
Interest expense, net	(72,338)	(251)	(813)	—	(73,402)
Gain on extinguishment of debt	11,397	—	—	—	11,397
Other income (loss), net	981	—	(3)	—	978
Loss before income tax expense (benefit)	(62,680)	(29,825)	(67,961)	—	(160,466)
Income tax expense (benefit)	16,128	(6,988)	(18,215)	—	(9,075)
Equity in net losses of subsidiaries	(72,583)	—	—	72,583	—
Net loss	$(151,391)	$(22,837)	$(49,746)	$72,583	$(151,391)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$431,685	$47,796	$—	$479,481
Miscellaneous income	1,228	2,885	3,959	—	8,072
Total revenues	1,228	434,570	51,755	—	487,553
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	436,096	74,464	—	510,560
Depreciation and depletion	1,174	70,276	39,210	—	110,660
Selling, general and administrative	19,841	23,493	5,956	—	49,290
Other postretirement benefits	(133)	24,799	—	—	24,666
Restructuring charges	355	1,322	769	—	2,446
Asset impairments	—	—	2,897,928	—	2,897,928
Total costs and expenses	21,237	555,986	3,018,327	—	3,595,550
Operating loss	(20,009)	(121,416)	(2,966,572)	—	(3,107,997)
Interest expense, net	(151,590)	(361)	(1,136)	—	(153,087)
Gain on extinguishment of debt	58,626	—	—	—	58,626
Loss before income tax benefit	(112,973)	(121,777)	(2,967,708)	—	(3,202,458)
Income tax benefit	(3,239)	—	(663,959)	—	(667,198)
Equity in net losses of subsidiaries	(2,425,526)	—	—	2,425,526	—
Net loss	$(2,535,260)	$(121,777)	$(2,303,749)	$2,425,526	$(2,535,260)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$623,110	$160,101	$—	$783,211
Miscellaneous income	979	3,730	4,316	—	9,025
Total revenues	979	626,840	164,417	—	792,236
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	498,227	195,409	—	693,636
Depreciation and depletion	1,261	74,255	70,724	—	146,240
Selling, general and administrative	3,114	25,505	11,162	—	39,781
Other postretirement benefits	(88)	27,826	—	—	27,738
Restructuring charges	514	681	7,104	—	8,299
Asset impairments	—	23,043	—	—	23,043
Total costs and expenses	4,801	649,537	284,399	—	938,737
Operating loss	(3,822)	(22,697)	(119,982)	—	(146,501)
Interest expense, net	(144,742)	6,983	(1,075)	—	(138,834)
Loss on extinguishment of debt	(2,492)	—	—	—	(2,492)
Other loss, net	(719)	—	(59)	—	(778)
Loss before income tax benefit	(151,775)	(15,714)	(121,116)	—	(288,605)
Income tax benefit	(2,433)	(4,359)	(38,244)	—	(45,036)
Equity in net losses of subsidiaries	(94,227)	—	—	94,227	—
Net loss	$(243,569)	$(11,355)	$(82,872)	$94,227	$(243,569)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(2,455,064)	$(76,632)	$(2,291,866)	$2,368,498	$(2,455,064)
Other comprehensive income:
Change in pension and other postretirement benefit plans, net of tax	3,700	3,550	—	(3,550)	3,700
Change in foreign currency translation adjustment	21,420	—	21,420	(21,420)	21,420
Total other comprehensive income	25,120	3,550	21,420	(24,970)	25,120
Total comprehensive loss	$(2,429,944)	$(73,082)	$(2,270,446)	$2,343,528	$(2,429,944)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(151,391)	$(22,837)	$(49,746)	$72,583	$(151,391)
Other comprehensive income:
Change in pension and other postretirement benefit plans, net of tax	3,498	3,187	—	(3,187)	3,498
Change in foreign currency translation adjustment	11,264	—	11,264	(11,264)	11,264
Total other comprehensive income	14,762	3,187	11,264	(14,451)	14,762
Total comprehensive loss	$(136,629)	$(19,650)	$(38,482)	$58,132	$(136,629)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(2,535,260)	$(121,777)	$(2,303,749)	$2,425,526	$(2,535,260)
Other comprehensive income:
Change in pension and other postretirement benefit plans, net of tax	7,399	7,100	—	(7,100)	7,399
Change in foreign currency translation adjustment	3,095	—	3,095	(3,095)	3,095
Total other comprehensive income	10,494	7,100	3,095	(10,195)	10,494
Total comprehensive loss	$(2,524,766)	$(114,677)	$(2,300,654)	$2,415,331	$(2,524,766)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(243,569)	$(11,355)	$(82,872)	$94,227	$(243,569)
Other comprehensive income:
Change in pension and other postretirement benefit plans, net of tax	7,017	6,991	—	(6,991)	7,017
Change in unrealized gain on hedges, net of tax	1,679	3	—	(3)	1,679
Change in foreign currency translation adjustment	13,428	—	13,428	(13,428)	13,428
Total other comprehensive income	22,124	6,994	13,428	(20,422)	22,124
Total comprehensive loss	$(221,445)	$(4,361)	$(69,444)	$73,805	$(221,445)

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$22,008	$(151,526)	$(17,612)	$—	$(147,130)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(598)	(44,984)	(2,750)	—	(48,332)
Proceeds from sale of property, plant and equipment	—	1,454	252	—	1,706
Other	—	—	589	—	589
Cash flows used in investing activities	(598)	(43,530)	(1,909)	—	(46,037)
FINANCING ACTIVITIES
Retirements of debt	—	(3,550)	(3,498)	—	(7,048)
Advances from (to) consolidated entities	(212,543)	197,489	15,054	—	—
Other	(60)	—	—	—	(60)
Cash flows provided by (used in) financing activities	(212,603)	193,939	11,556	—	(7,108)
Effect of foreign exchange rates on cash	—	—	(1,254)	—	(1,254)
Net decrease in cash and cash equivalents	(191,193)	(1,117)	(9,219)	—	(201,529)
Cash and cash equivalents at beginning of period	421,533	1,117	45,882	—	468,532
Cash and cash equivalents at end of period	$230,340	$—	$36,663	$—	$267,003

WALTER ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)
Note 13—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(112,535)	$98,093	$(24,566)	$—	$(39,008)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,691)	(37,459)	(4,326)	—	(43,476)
Intercompany loans made	(3,700)	—	—	3,700	—
Intercompany loans received	1,828	—	—	(1,828)	—
Other	—	—	(350)	—	(350)
Cash flows used in investing activities	(3,563)	(37,459)	(4,676)	1,872	(43,826)
FINANCING ACTIVITIES
Proceeds from issuance of debt	553,000	—	—	—	553,000
Retirements of debt	(406,566)	(3,685)	(3,873)	—	(414,124)
Dividends paid	(1,284)	—	—	—	(1,284)
Debt issuance costs	(21,325)	—	—	—	(21,325)
Advances from (to) consolidated entities	13,934	(53,903)	39,969	—	—
Intercompany notes borrowings	—	—	3,700	(3,700)	—
Intercompany notes payments	—	—	(1,828)	1,828	—
Other	(191)	—	—	—	(191)
Cash flows provided by (used in) financing activities	137,568	(57,588)	37,968	(1,872)	116,076
Effect of foreign exchange rates on cash	—	—	(588)	—	(588)
Net increase in cash and cash equivalents	21,470	3,046	8,138	—	32,654
Cash and cash equivalents at beginning of period	234,150	1,620	25,048	—	260,818
Cash and cash equivalents at end of period	$255,620	$4,666	$33,186	$—	$293,472

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report includes statements of our expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should" and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	unfavorable economic, financial and business conditions;

•	our ability to obtain Court approval with respect to motions or other requests made to the Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	our ability to negotiate, develop, confirm and consummate a plan of reorganization;

•	the effects of the bankruptcy filing on the Company and on the interests of various constituents, including holders of our common stock;

•	Court rulings in the Chapter 11 case as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization;

•	the potential adverse effects of the Chapter 11 proceedings on our liquidity and results of operations;

•	increased advisory costs to execute a reorganization;

•	the impact of the NYSE’s pending delisting of our common stock on the liquidity and market price of our common stock and on our ability to access the public capital markets;

•	the uncertainty that any trading market for our common stock will develop in the over-the-counter markets;

•	a substantial or extended decline in pricing or demand;

•	failure of our customers to honor or renew contracts;

•	our ability to collect payments from our customers;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	title defects preventing us from (or resulting in additional costs for) mining our mineral interests;

•	concentration of our mining operations in a limited number of areas;

•	a significant reduction of or loss of purchases by our largest customers;

•	unavailability or uneconomical transportation for our coal;

•	significant competition and foreign currency fluctuation;

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, labor shortages and other labor relations matters within our operations and those of our suppliers and customers;

•	our ability to attract and hire a skilled labor force and retain key personnel;

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of coal reserves;

•	our ability to develop or acquire coal reserves in an economically feasible manner;

•	challenges to our licenses, permits and other authorizations;

•	failure to meet project development and expansion targets;

•	challenges associated with operating in foreign jurisdictions;

•	challenges associated with environmental, health and safety laws and regulations;

•	regulatory requirements associated with federal, state, local and provincial regulatory agencies, and such agencies' authority to order temporary or permanent closure of our mines;

•	increased focus by regulatory authorities on the effects of surface coal mining on the environment;

•	climate change concerns;

•	our operations' impact on the environment;

•	our indebtedness;

•	our ability to sustain our business and the enterprise, to generate cash for our financial obligations, to refinance our indebtedness or to obtain additional financing;

•	our ability to incur additional indebtedness;

•	restrictions in our existing and future debt agreements;

•	events beyond our control that may result in an event of default under one or more of our debt instruments;

•	downgrades in our credit ratings;

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•	costs associated with our pension and benefits, including post-retirement benefits;

•	costs associated with our workers' compensation and certain medical and disability benefits;

•	adverse rulings in current or future litigation;

•	volatility in the price of our common stock;

•	our ability to pay regular dividends to our stockholders;

•	potential terrorist attacks and threats and escalation of military activity in response to such attacks;

•	potential cyber-attacks or other security breaches; and

•
other factors, including the other factors discussed in Part I, Item 1A, "Risk Factors," in our Annual Report filed on Form 10-K for the year ended December 31, 2014 and as updated by any subsequent Form 10-Q's, including this Form 10-Q, or other documents that we file with the Securities and Exchange Commission.

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
We currently operate four active coal mines, a coke plant and a coal bed methane extraction operation all within our U.S. Operations segment. The U.S. Operations segment includes the operations of our underground mines, surface mines, coke plant and natural gas operations located in Alabama and our underground and surface mining operations located in West Virginia. The West Virginia Maple underground mine was idled in June 2015.
The Canadian and U.K. Operations segment includes surface mines in Northeast British Columbia (Canada) and an underground development mine in South Wales (U.K.). The Canadian mining operations consist of three metallurgical coal surface mines in Northeast British Columbia (the Wolverine Mine, the Brule Mine and the Willow Creek Mine). The Wolverine Mine was idled in April 2014 and the Brazion operations (which include the Company's Brule and Willow Creek mines) were idled in June 2014. The Company idled the preparation plant at the Willow Creek Mine in June 2015 after completing the processing of the remaining coal inventory. Our U.K. mining operation consists of an underground development mine located in South Wales that produces anthracite coal, which can be sold as low-volatile PCI coal. The U.K. operations were idled in July 2015.
Sales of metallurgical coal for the three months ended June 30, 2015 were 1.5 million metric tons and accounted for approximately 91% of our coal sales volume. Comparatively, for the three months ended June 30, 2014, sales of metallurgical coal were 2.7 million metric tons and accounted for approximately 92% of our coal sales volume.
Sales of thermal coal for the three months ended June 30, 2015 were 141 thousand metric tons and accounted for approximately 9% of our coal sales volume. Comparatively, for the three months ended June 30, 2014, sales of thermal coal were 222 thousand metric tons and accounted for approximately 8% of our coal sales volume.

Filing Under Chapter 11 of the United States Bankruptcy Code
On July 15, 2015 (the "Petition Date"), Walter Energy, Inc. ("Walter Energy") and certain of its wholly owned domestic subsidiaries (the "Filing Subsidiaries" and together with Walter Energy, the “Debtors”), filed voluntary petitions for reorganization (the petitions collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Alabama (the “Court”). The Company’s Canadian and U.K. Operations are not included in the filings. The Debtors' Chapter 11 cases (collectively, the "Chapter 11 Cases") are being administered under the caption In re Walter Energy, Inc., et al., Case No. 15-02741-TOM. The Debtors have filed a motion with the Court seeking to jointly administer all of the Debtors’ Chapter 11 cases under the caption In re Walter Energy, Inc., et al. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

The filings of the Bankruptcy Petitions constituted an event of default under the indentures governing the outstanding senior notes, the 2011 Credit Agreement and our other debt obligations, all as further described in Note 6 to the accompanying unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, and all principal, interest and other amounts due thereunder became immediately due and payable. Any efforts to enforce such payment obligations are automatically stayed as a result of the Bankruptcy Petitions and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Restructuring Support Agreement

In connection with the Bankruptcy Petitions, Walter Energy entered into a Restructuring Support Agreement, dated as of July 15, 2015 (the “Support Agreement”), among Walter Energy, on behalf of itself and the Filing Subsidiaries, certain holders of first-lien claims in connection with the 2011 Credit Agreement (the “First Lien Lenders”) and certain holders of Walter Energy’s 9.50% Senior Secured Notes due 2019 (the “First Lien Noteholders” and collectively with the First Lien Lenders, the “First Lien Claimholders” and the First Lien Claimholders party to the Support Agreement, the “Supporting First Lien Creditors”), providing that the Supporting First Lien Creditors, will support a restructuring of the Company, subject to the terms and conditions of the Support Agreement.

The Support Agreement provides for, among other things, (a) a consensual debt-to-equity conversion of the debt under the 2011 Credit Agreement and Walter Energy’s 9.50% Senior Secured Notes due 2019 pursuant to a Chapter 11 plan (the “Plan”); and (b) Walter Energy’s consensual use of the First Lien Claimholders’ cash collateral (the "Cash Collateral") for no more than seven months to allow Walter Energy to pursue confirmation of the Plan, subject to the terms and conditions of the order authorizing the use of cash collateral and the Support Agreement.

The Support Agreement further provides that if a Triggering Event (as defined in the Support Agreement) has occurred, holders of a majority in principal amount of First Lien Claims (as defined in the Support Agreement) held by the Supporting First Lien Creditors can, by providing notice to Walter Energy, cause Walter Energy to abandon the Plan process and to pursue a sale of substantially all of the assets of Walter Energy pursuant to Sections 105, 363 and 365 of the Bankruptcy Code on the terms set forth in the Support Agreement. A “Triggering Event” is defined in the Support Agreement to include, among other things, failure to meet certain milestones with respect to achieving confirmation and consummation of the plan on the timeline set forth in the Support Agreement and certain other events. The Support Agreement may be terminated upon the occurrence of certain events, including: (a) certain breaches by Walter Energy or the Supporting First Lien Creditors under the Support Agreement; (b) the failure to meet certain milestones with respect to achieving confirmation and consummation of the Plan; (c) the amendment or modification of certain documents, including the Plan, without the consent of the Supporting First Lien Creditors; and (d) the determination by Walter Energy’s board of directors, upon the advice of counsel, that fiduciary obligations require Walter Energy to terminate Walter Energy’s obligations under the Support Agreement.

The Debtors have filed with the Court a motion to approve their assumption of the Support Agreement. That motion is scheduled for hearing before the Court on August 18th and 19th of 2015.

Agreement to Use Cash Collateral and Interim Approval of Same

The First Lien Claimholders' hold first priority liens on substantially all of the Debtors’ material assets, including, without limitation, (a) substantially all personal property, including cash, deposit accounts, accounts, and investments, (b) equity interests in all material (direct and indirect) domestic subsidiaries of Walter Energy, and (c) substantially all material real property holdings, including mineral leaseholds in Alabama and elsewhere and “as extracted” collateral (collectively, the “Collateral”). The Collateral includes cash collateral, as such term is defined Section 363(a) of the Bankruptcy Code. The

Debtors’ use of the cash collateral on which the holders of the First Lien Lenders hold liens is critical to the Debtors’ ability to operate in the ordinary course during the Chapter 11 Cases.

Accordingly, prior to the Petition Date, the Debtors' negotiated with the Supporting First Lien Creditors an agreement to use the Cash Collateral, in accordance with the terms of the Support Agreement and subject to approval of the Court. On the Petition Date, the Debtors filed with the Court a motion (the “Cash Collateral Motion”) for entry of interim and final orders to authorize the use of the Cash Collateral, to grant the First Lien Claimholders adequate protection for the use of such Cash Collateral, and to modify the automatic stay to the extent necessary to implement such agreement. On the Petition Date, the Court heard and approved on an interim basis the Cash Collateral Motion.

In consideration of the Debtors’ use of Cash Collateral and to ensure that the First Lien Claimholders are adequately protected, the Cash Collateral Motion requested, among other things, that the First Lien Claimholders (i) be granted first-priority replacement liens on all real or personal property of the Debtors and their estates (including, subject to entry of the final order, avoidance actions arising under Chapter 5 of the Bankruptcy Code), subject only to designated carve-out for funding of certain administrative expenses and certain permitted liens, (ii) be paid interest in cash when due based on 80% of the applicable non-default rate, pursuant to the terms of the applicable first lien debt documents, and (iii) be granted superpriority administrative expense claims against the Debtors on account of any diminution in value under Section 507(b) of the Bankruptcy Code. The Debtors also seek the establishment of a carve-out on the terms set forth in the Cash Collateral Order to fund the payout of, among other things, certain specified allowed administrative claims. As described above and in the Cash Collateral Motion, the Debtors’ use of Cash Collateral terminates upon the occurrence of certain triggering events set forth in the Support Agreement, and the Debtors are required to use the Cash Collateral in compliance with the terms of the Cash Collateral Order and related consolidated budget. At the first-day hearings held on the Petition Date, the Court entered an interim order approving the Cash Collateral Motion (the “Interim Cash Collateral Order”), pursuant to which the Debtors received interim approval to use the Cash Collateral in accordance with the terms of the Interim Cash Collateral Order and a consolidated cash collateral budget acceptable to the Supporting First Lien Creditors (the “Cash Collateral Budget”).

The Court has scheduled the final hearing on the Cash Collateral Motion for August 18th and 19th of 2015.

Reorganization Process

On the Petition Date, the Court issued certain additional interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. The first-day motions provided for, among other things, the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the payment of certain pre-petition amounts to certain critical vendors and possessory lien holders, the ability to pay certain pre-petition taxes and regulatory fees, the payment of certain pre-petition claims owed on account of insurance policies and programs, and the continuation of the Debtors’ surety bond programs and utility services. With respect to those first-day motions for which only interim approval has been granted, the Bankruptcy Court has scheduled final hearings on such motions for August 18th and 19th of 2015.

Immediately after filing the Bankruptcy Petitions, the Company began notifying all known current or potential creditors of the Debtors of the bankruptcy filings. Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors', or to create, perfect or enforce any lien against the Debtors' property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors' may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Court and certain other conditions.

A Chapter 11 plan (including the Plan) determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Court's decisions through the date on which a Chapter 11 plan (including the Plan) is confirmed. The Debtors currently expect that any proposed Chapter 11 plan (including the Plan), among other things, would provide mechanisms for settlement of the Debtors' pre-petition obligations, changes to certain operational cost drivers, treatment of the Company’s existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to a reorganized Walter Energy, Inc. Any proposed Chapter 11 plan will (and the Plan may) be subject to revision prior to submission to the Court based upon discussions with the Debtors' creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the

Bankruptcy Code or the Court. There can be no assurance that the Debtors will be able to secure approval for the Plan or any other Chapter 11 plan from the Court or that any Chapter 11 plan will be accepted by the Debtors' creditors.

Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan (including the Plan). The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Chapter 11 plan (including the Plan). No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 plan (including the Plan) could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a Chapter 11 plan (including the Plan).

For periods subsequent to filing the Bankruptcy Petitions, the Company will apply the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 852, Reorganizations, in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Court, even if they may be settled for lesser amounts.

Going Concern Matters

The accompanying unaudited Condensed Consolidated Financial Statements and related notes have been prepared assuming that the Company will continue as a going concern, although the Bankruptcy Petitions noted above, weak coal market industry conditions, depressed metallurgical coal prices, reduced steel production and global steel demand raise substantial doubt about our ability to continue as a going concern. Accordingly, the financial statements and related notes do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that would be required should we be unable to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon, among other things, market conditions and our ability to improve profitability, meet certain conditions of the Support Agreement as noted above and obtain confirmation of the Plan or another Chapter 11 plan by the Court and our ability to successfully implement the Plan or another Chapter 11 plan. As a result of the Bankruptcy Petitions, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in the Support Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Plan, or another Chapter 11 plan, could materially change the amounts and classifications of assets and liabilities reported in our Condensed Consolidated Financial Statements.

Industry Overview and Outlook

The global metallurgical coal market remains challenged and has shown no meaningful improvement over the last several quarters due to the decelerating steel demand in China, an oversupplied metallurgical coal market and the weak Australian dollar. The metallurgical coal benchmark price for the third quarter of 2015 settled at $93.00 per metric ton, which is a significant decrease from the second quarter 2015 benchmark price of $109.50 per metric ton, and prices are expected to remain depressed during 2015, with only a modest recovery expected in early 2016.
According to Wood Mackenzie's Global Metallurgical Coal Short-term Outlook released in June 2015, global coal producers have announced production cuts of 37.8 million metric tons of metallurgical coal since January 2014 in response to the downturn in the market. However, weakened demand from China for imported coal driven by reduced demand in the property sector and lower construction activity, as well as new Chinese government policies on environmental limits on emissions have offset the effect of these production cuts. Weak pricing and demand in the domestic coke and steel market has led to increased exports from China throughout the rest of Asia further driving a reduction in demand for coal imports from U.S. producers. We believe that a significant portion of global metallurgical coal production remains uneconomic and we expect additional idling of mines if current market conditions do not improve.

While the outlook for the short-term remains negative, demand for our premium metallurgical coal products in core markets has remained steady, and there are positive signs in the long-term as steel demand is expected to grow in China and India in response to anticipated infrastructure development. We believe the long-term demand for our metallurgical coal within all of our markets to be strong as we believe global steel making will continue to require increasing amounts of high quality metallurgical coal. As such, we are focused on the long-term metallurgical coal market. We remain committed to aggressively controlling costs, improving operating performance and productivity, reducing expenses and increasing liquidity. We have responded to the deterioration in market conditions by curtailing, and in some cases idling, higher-cost and lower-quality coal mines, which include our Canadian operations and our West Virginia Maple underground mine. We also idled our U.K. operations in July 2015.

RESULTS OF OPERATIONS
Summary Operating Results for the
Three Months Ended June 30, 2015 and 2014

	For the three months ended June 30, 2015
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$185,788	$8,047	$—	$193,835
Miscellaneous income (loss)	2,523	(561)	830	2,792
Total revenues	188,311	7,486	830	196,627
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	206,865	19,002	—	225,867
Depreciation and depletion	34,915	15,964	599	51,478
Selling, general and administrative	10,973	2,598	14,658	28,229
Other postretirement benefits	12,399	—	(66)	12,333
Restructuring charges	1,322	769	355	2,446
Asset impairments	—	2,897,928	—	2,897,928
Total costs and expenses	266,474	2,936,261	15,546	3,218,281
Operating loss	$(78,163)	$(2,928,775)	$(14,716)	(3,021,654)
Interest expense, net				(74,851)
Income tax benefit				(641,441)
Net loss				$(2,455,064)

	For the three months ended June 30, 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$297,077	$80,845	$60	$377,982
Miscellaneous income (loss)	1,608	(1,801)	562	369
Total revenues	298,685	79,044	622	378,351
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	242,198	101,542	21	343,761
Depreciation and depletion	37,694	31,509	613	69,816
Selling, general and administrative	11,566	5,314	2,122	19,002
Other postretirement benefits	13,913	—	(44)	13,869
Restructuring charges	680	7,105	514	8,299
Asset impairments	23,043	—	—	23,043
Total costs and expenses	329,094	145,470	3,226	477,790
Operating loss	$(30,409)	$(66,426)	$(2,604)	(99,439)
Interest expense, net				(73,402)
Gain on extinguishment of debt				11,397
Other income, net				978
Income tax benefit				(9,075)
Net loss				$(151,391)

	Dollar variance for the three months ended June 30, 2015 versus 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$(111,289)	$(72,798)	$(60)	$(184,147)
Miscellaneous income (loss)	915	1,240	268	2,423
Total revenues	(110,374)	(71,558)	208	(181,724)
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	(35,333)	(82,540)	(21)	(117,894)
Depreciation and depletion	(2,779)	(15,545)	(14)	(18,338)
Selling, general and administrative	(593)	(2,716)	12,536	9,227
Other postretirement benefits	(1,514)	—	(22)	(1,536)
Restructuring charges	642	(6,336)	(159)	(5,853)
Asset impairments	(23,043)	2,897,928	—	2,874,885
Total costs and expenses	(62,620)	2,790,791	12,320	2,740,491
Operating loss	$(47,754)	$(2,862,349)	$(12,112)	(2,922,215)
Interest expense, net				(1,449)
Gain on extinguishment of debt				(11,397)
Other income, net				(978)
Income tax benefit				(632,366)
Net loss				$(2,303,673)
Summary of Second Quarter Consolidated Results of Operations
Our net loss for the three months ended June 30, 2015 was $2.5 billion, or $30.33 per diluted share, which compares to a net loss of $151.4 million, or $2.33 per diluted share, for the three months ended June 30, 2014.

Sales decreased $184.1 million, or 48.7%, for the three months ended June 30, 2015 compared with the prior year period. The decrease in sales resulted from decreases of $143.1 million due to lower sales volumes of metallurgical coal, $20.1 million due to lower sales in our metallurgical coke and coal bed methane gas operations, $13.2 million due to lower average selling prices per metric ton of metallurgical coal sold and $7.5 million due to lower thermal coal sales volume and a decrease in the average selling price per metric ton of thermal coal sold. The decrease in metallurgical coal sales volume was due to lower sales volumes in our U.S. Operations as a result of decreased coal production due to geological issues experienced at our Alabama No. 7 underground mine and the idling of the Canadian operations in the second quarter of 2014. The decrease in the average selling price per metric ton of metallurgical coal continues to reflect the pricing pressure experienced in the metallurgical coal market due to oversupply.
Cost of sales, exclusive of depreciation and depletion, decreased $117.9 million, or 34.3%, for the three months ended June 30, 2015 as compared with the prior year period. The decrease resulted from decreases of $124.9 million due to lower sales volumes of metallurgical coal, $10.5 million due to lower thermal coal sales volumes and lower average cash costs of sales per metric ton of thermal coal sold, $9.8 million due to lower cost of sales in our metallurgical coke and coal bed methane gas operations and $4.5 million due to lower costs of sales related to the idling of the Canadian operations in the second quarter of 2014 and the resulting decrease in sales volumes of metallurgical coal. These decreases were offset by increases of $31.4 million due to higher average cash costs of sales per metric ton of metallurgical coal tons sold within our U.S. Operations primarily as a result of geological issues encountered at our Alabama No. 7 underground mine.
Consolidated gross margin percentage, calculated as consolidated revenues less consolidated cost of sales, exclusive of depreciation and depletion, divided by consolidated revenues, was (14.9)% for the three months ended June 30, 2015 compared with 9.1% in the prior year period. Consolidated gross margin percentage for our U.S. Operations and Canadian and U.K. Operations was (9.9)% and (153.8)%, respectively, for the three months ended June 30, 2015 compared with 18.9% and (28.5)%, respectively, in the prior year period. The decrease in margins within our U.S. Operations primarily reflects the higher cash cost of sales for the current quarter as a result of geological issues encountered in our Alabama operations and lower average selling prices per metric ton of metallurgical coal sold. The decrease in margins within our Canadian and U.K. Operations primarily reflects the idling of our Canadian operations in the second quarter of 2014 and the resulting decrease in sales volume of metallurgical coal and continued idling costs. In response to the negative margins realized in the current period, we idled our West Virginia Maple underground mine during the second quarter of 2015 and idled our U.K. operations in July 2015. In May 2015, the Company also sent notices under the Worker Adjustment and Retaining Notification ("WARN") Act to employees of our Alabama mining operations and in the second quarter of 2015 we had workforce reductions across all of our operations. We will continue to monitor margins within all of our operations closely and take the appropriate actions in light of the highly competitive and challenging metallurgical coal market.
Depreciation and depletion expense decreased $18.3 million, or (26.3)%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, which was primarily attributable to the idling of our Canadian operation in the second quarter of 2014.
Selling, general and administrative expenses increased $9.2 million, or 48.6%, for the three months ended June 30, 2015 as compared with the prior year period. The increase was primarily a result of $13.6 million in professional fees related to the Bankruptcy Petitions and reorganization process, offset by continued focus on our cost containment initiatives.
The operating results for the three months ended June 30, 2015 include restructuring charges of $2.4 million in connection with the idling of the West Virginia Maple underground mine and workforce reductions in our corporate headquarters and our Alabama and Canadian operations. The operating results for the prior year period include restructuring charges of $8.3 million incurred in connection with the idling of the Canadian operations.
The operating results for the three months ended June 30, 2015 include asset impairment charges of $2.9 billion to write-down the carrying values of the Wolverine, Brule, Willow Creek and Belcourt Saxon long-lived assets within our Canadian and U.K. Operations to fair value. The operating results for the prior year period include asset impairment charges in our U.S. Operations of $23.0 million recorded in anticipation of the sale of the Blue Creek Coal Terminal. See Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.
The $1.4 million increase in interest expense, net for the three months ended June 30, 2015 as compared with the prior year period was primarily due to the issuance of senior notes in 2014 combined with an increase in the effective interest rates on outstanding debt obligations due to amendments to the 2011 Credit Agreement, offset by the extinguishment of $143.7 million of certain debt obligations in exchange for shares of common stock in the first quarter of 2015 and the third and fourth quarters of 2014.
The $11.4 million net gain on extinguishment of debt for the three months ended June 30, 2014 was recognized upon the extinguishment of $35.0 million of 9.875% Senior Notes due in 2020 in exchange for shares of common stock.

The Company recognized an income tax benefit of $641.4 million for the three months ended June 30, 2015 compared with an income tax benefit of $9.1 million for the prior year period. The increase in the income tax benefit was primarily due to the reduction of $986.0 million of deferred tax liabilities related to the impairment of the Canadian operations' long-lived assets during the three months ended June 30, 2015.  The quarterly tax benefit from the long-lived asset impairment was partially offset by a $323.9 million increase in the Canadian valuation allowance.  A $3.6 million tax benefit was also recorded during the three months ended June 30, 2015 to reflect the carryback of certain U.S. net operating losses generated in previous tax years.
Segment Analysis
U.S. Operations
Metallurgical coal sales totaled 1.4 million metric tons for the three months ended June 30, 2015, representing a decrease of 32.3%, or 659 thousand metric tons, in comparison to the prior year period. The average selling price of metallurgical coal in the second quarter of 2015 was $105.03 per metric ton, representing a 7.6% decrease from the average selling price of $113.64 per metric ton for the prior year period. The decrease in the average selling price of metallurgical coal continues to reflect the pricing pressure currently being experienced in the metallurgical coal market due to oversupply and reduced global steel demand. Metallurgical coal production totaled 1.3 million metric tons in the second quarter of 2015, representing a decrease of 31.8%, as compared to 1.9 million metric tons produced in the prior year period. Our average cash cost of sales per metric ton of metallurgical coal sold during the second quarter of 2015 was $119.05, representing an increase of $28.22, or 31.1%, from the average cash cost of sales per metric ton sold during the prior year of $90.83. The decrease in metallurgical coal sales and production and the increase in average cash cost of sales per metric ton were primarily due to geological issues encountered at our Alabama No. 7 underground mine during the second quarter of 2015, which resulted in the decision to abandon the current panel and move the longwall earlier than anticipated.
Thermal coal sales totaled 141 thousand metric tons for the three months ended June 30, 2015, representing a decrease of 55 thousand metric tons, or 28.0%, compared with 196 thousand metric tons sold during the prior year period. Our average selling price of thermal coal for the three months ended June 30, 2015 was $73.95 per metric ton, representing a decrease of 1.4%, compared to $75.03 per metric ton for the prior year period. Thermal coal production totaled 119 thousand metric tons for the three months ended June 30, 2015, representing a decrease of 15.1%, compared with 140 thousand metric tons produced during the prior year period. The average cash cost of sales per metric ton of thermal coal sold for the three months ended June 30, 2015 was $72.17, compared with $89.20 per metric ton sold for the prior year period, primarily due to our cost containment initiatives.
Statistics for the U.S. Operations are presented in the following table:

	Three months ended June 30,
	2015	2014
Metallurgical Coal (tons in thousands)
Metric tons sold	1,382	2,041
Metric tons produced	1,313	1,924
Average selling price (per metric ton)	$105.03	$113.64
Average cash cost of sales (per metric ton)	$119.05	$90.83
Average cash cost of production (per metric ton)	$96.01	$70.34

Thermal Coal (tons in thousands)
Metric tons sold	141	196
Metric tons produced	119	140
Average selling price (per metric ton)	$73.95	$75.03
Average cash cost of sales (per metric ton)	$72.17	$89.20
Average cash cost of production (per metric ton)	$51.08	$55.40
Our U.S. Operations reported sales of $185.8 million for the three months ended June 30, 2015, representing a decrease of $111.3 million from $297.1 million in the prior year period. The decrease in sales was attributable to decreases of $74.9 million due to lower metallurgical coal sales volumes, $20.1 million due to lower sales in our metallurgical coke and coal bed methane gas operations, $11.9 million due to lower average selling prices per metric ton of metallurgical coal sold and $4.1 million due to lower thermal coal sales volumes. The decrease in metallurgical coal sales was primarily due to geological issues encountered at our Alabama No. 7 underground mine during the second quarter of 2015, which resulted in the decision to abandon the current panel and move the longwall earlier than anticipated.
Our U.S. Operations reported cost of sales, exclusive of depreciation and depletion, of $206.9 million for the three months ended June 30, 2015, representing a decrease of $35.3 million from $242.2 million in the prior year period. The decrease was primarily attributable to decreases of $59.9 million due to lower metallurgical coal sales volumes, $9.8 million due to lower cost of sales in our metallurgical coke and coal bed methane gas operations, $4.9 million in lower thermal coal metric tons sold and $2.4 million due to lower average cash costs of sales per metric ton of thermal coal sold, partially offset by an increase of $39.0 million attributable to higher average cash cost of sales per metric ton of metallurgical coal sold due to geological issues at our Alabama operations.
Metallurgical coal margin per metric ton, calculated as average metallurgical coal selling price per metric ton less average metallurgical coal cash cost of sales per metric ton, was $(14.02) and $22.81 for the three months ended June 30, 2015 and 2014, respectively. While margins within our U.S. Operations have decreased in the short-term, we believe the long-term demand for our metallurgical coal to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal. At current prices, we believe that a significant portion of global metallurgical coal production is uneconomic. As a result, we idled our West Virginia Maple underground mine during the second quarter of 2015. We will continue to monitor the margins within our U.S. Operations and will idle additional operations that are not economic.
Depreciation and depletion expense for the three months ended June 30, 2015 decreased $2.8 million to $34.9 million, as compared to $37.7 million in the prior year period, primarily due to planned reductions in capital expenditures in 2015 and 2014.
The operating results for the three months ended June 30, 2015 include restructuring charges of $1.3 million incurred in connection with the idling of the West Virginia Maple underground mine and workforce reductions in our Alabama operations, an increase of $0.6 million compared to $0.7 million in the prior year comparable quarter.
Our U.S. Operations included an asset impairment charge of $23.0 million for the three months ended June 30, 2014 to reduce the carrying value of the Blue Creek Coal Terminal assets held for sale to their fair value less costs to sell.
Our U.S. Operations reported an operating loss of $78.2 million for the three months ended June 30, 2015, compared with an operating loss of $30.4 million in the prior year comparable period. The increase in operating loss was primarily due to a decrease in revenues due to lower metallurgical coal sales volumes and global metallurgical coal pricing and an increase in costs of sales, exclusive of depreciation and depletion, due to higher average cash cost of sales per metric ton during the current quarter in comparison with the prior year period.
Canadian and U.K. Operations
Metallurgical coal sales for the three months ended June 30, 2015 consisted of 75 thousand metric tons of low-volatile PCI coal at an average selling price of $107.86 per metric ton. There were no sales of hard coking coal during the period. Metallurgical coal sales for the three months ended June 30, 2014 consisted of 315 thousand metric tons of hard coking coal at an average selling price of $123.35 per metric ton and 354 thousand metric tons of low-volatile PCI coal at an average selling price of $109.37 per metric ton. The decline in the average selling price of low-volatile PCI coal reflects the global oversupply of metallurgical coal and reduced global steel demand, while the decline in sales volumes was primarily related to the idling of our Canadian operations in the second quarter of 2014. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the three months ended June 30, 2015 was $144.98, representing a $20.22, or 16.2%, increase from the average cash cost of sales per metric ton of low-volatile PCI coal sold during the three months ended June 30, 2014 of $124.76. The decrease in hard coking coal production was primarily due to the idling of the Wolverine and Willow Creek Mines in the second quarter of 2014 and the decrease in low-volatile PCI coal production was due to the idling of the Brule Mine in June 2014.

Statistics for the Canadian and U.K. Operations are presented in the following table:

	Three months ended June 30,
	2015	2014
Metallurgical Coal (tons in thousands)
Metric tons sold	75	669
Metric tons produced	6	519
Average selling price (per metric ton)	$107.86	$115.96
Average cash cost of sales (per metric ton)	$144.98	$126.78
Average cash cost of production (per metric ton)	$274.22	$82.71

Hard Coking Coal (tons in thousands)
Metric tons sold	—	315
Metric tons produced	—	73
Average selling price (per metric ton)	$—	$123.35
Average cash cost of sales (per metric ton)	$—	$128.18
Average cash cost of production (per metric ton)	$—	$133.69

Low-volatile PCI Coal (tons in thousands)
Metric tons sold	75	354
Metric tons produced	6	446
Average selling price (per metric ton)	$107.86	$109.37
Average cash cost of sales (per metric ton)	$144.98	$124.76
Average cash cost of production (per metric ton)	$274.22	$73.31

Thermal Coal (tons in thousands)
Metric tons sold	—	26
Metric tons produced	—	5
Average selling price (per metric ton)	$—	$126.24
Average cash cost of sales (per metric ton)	$—	$125.80
Average cash cost of production (per metric ton)	$—	$397.78
Our Canadian and U.K. Operations reported sales of $8.0 million for the three months ended June 30, 2015, representing a $72.8 million decrease from reported sales of $80.8 million in the prior year comparable period. The decrease in sales was attributable to decreases of $68.9 million due to lower sales volumes of metallurgical coal, $3.3 million due to lower sales volumes of thermal coal and $0.6 million due to lower average selling prices per metric ton of metallurgical coal sold. The decrease in metallurgical and thermal coal sales volumes was primarily due to the previously mentioned idling of the Canadian operations.
Cost of sales, exclusive of depreciation and depletion, for our Canadian and U.K. Operations decreased $82.5 million to $19.0 million for the three months ended June 30, 2015 compared with the prior year period. The decrease was attributable to decreases of $75.3 million due to lower metallurgical coal sales volumes and $3.2 million due to lower thermal coal sales volumes, offset partially by a $1.4 million increase related to higher average cash cost of sales per metric ton of metallurgical coal sold. The decrease was also related to lower idle charges in the Canadian operations primarily resulting from lower transportation take or pay charges as a result of entering into an Amending Agreement with Ridley Terminals which, among other things, waived the minimum throughput obligations for calendar years 2015 through 2017.
Metallurgical coal margin per ton, calculated as average metallurgical coal selling price per metric ton less average metallurgical coal cash cost of sales per metric ton, was $(37.12) and $(10.82) for the three months ended June 30, 2015 and 2014, respectively. Our margins within our Canadian and U.K. Operations remain under pressure, which resulted in the idling of the Canadian operations in the second quarter of 2014 and the idling of our U.K. operations in July 2015. We believe the long-term demand for metallurgical and low-volatile PCI coal within our Canadian and U.K. Operations to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal.
Depreciation and depletion expense for the three months ended June 30, 2015 decreased $15.5 million to $16.0 million, as compared to $31.5 million in the prior year period, primarily due to the idling of the Canadian operations in the second quarter of 2014.
The restructuring charges of $0.8 million included for the three months ended June 30, 2015 relates to workforce reductions in our Canadian operations after completing the processing of the remaining coal inventory at the Willow Creek preparation plant during the current quarter. The restructuring charges of $7.1 million for the three months ended June 30, 2014 relate to the idling of the Canadian operations.
The three months ended June 30, 2015 includes asset impairment charges of $2.9 billion to write-down the carrying values of the Wolverine, Brule, Willow Creek and Belcourt Saxon long-lived assets within the Canadian and U.K. Operations segment to fair value. See Note 3 to the accompanying unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.
Our Canadian and U.K. Operations reported an operating loss of $2.9 billion for the three months ended June 30, 2015 as compared to an operating loss of $66.4 million in the prior year period, primarily due to recognition of asset impairment charges of our Wolverine, Brule, Willow Creek and Belcourt Saxon long-lived assets and a decrease in revenue due to lower sales volumes of metallurgical coal, partially offset by an increase in cash cost of sales per metric ton of metallurgical coal sold, due to the idling of the Canadian operations in the second quarter of 2014.
Summary Operating Results for the
Six Months Ended June 30, 2015 and 2014

	For the six months ended June 30, 2015
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$436,530	$42,558	$393	$479,481
Miscellaneous income	2,792	3,942	1,338	8,072
Total revenues	439,322	46,500	1,731	487,553
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	442,624	67,875	61	510,560
Depreciation and depletion	72,065	37,421	1,174	110,660
Selling, general and administrative	23,438	5,603	20,249	49,290
Other postretirement benefits	24,799	—	(133)	24,666
Restructuring charges	1,322	769	355	2,446
Asset impairments	—	2,897,928	—	2,897,928
Total costs and expenses	564,248	3,009,596	21,706	3,595,550
Operating loss	$(124,926)	$(2,963,096)	$(19,975)	(3,107,997)
Interest expense, net				(153,087)
Gain on extinguishment of debt				58,626
Income tax benefit				(667,198)
Net loss				$(2,535,260)

	For the six months ended June 30, 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$626,868	$156,283	$60	$783,211
Miscellaneous income	2,481	4,338	2,206	9,025
Total revenues	629,349	160,621	2,266	792,236
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	500,255	193,349	32	693,636
Depreciation and depletion	76,760	68,219	1,261	146,240
Selling, general and administrative	25,324	10,992	3,465	39,781
Other postretirement benefits	27,826	—	(88)	27,738
Restructuring charges	680	7,105	514	8,299
Asset impairments	23,043	—	—	23,043
Total costs and expenses	653,888	279,665	5,184	938,737
Operating loss	$(24,539)	$(119,044)	$(2,918)	(146,501)
Interest expense, net				(138,834)
Loss on extinguishment of debt				(2,492)
Other loss, net				(778)
Income tax benefit				(45,036)
Net loss				$(243,569)

	Dollar variance for the six months ended June 30, 2015 versus 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$(190,338)	$(113,725)	$333	$(303,730)
Miscellaneous income	311	(396)	(868)	(953)
Total revenues	(190,027)	(114,121)	(535)	(304,683)
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	(57,631)	(125,474)	29	(183,076)
Depreciation and depletion	(4,695)	(30,798)	(87)	(35,580)
Selling, general and administrative	(1,886)	(5,389)	16,784	9,509
Other postretirement benefits	(3,027)	—	(45)	(3,072)
Restructuring charges	642	(6,336)	(159)	(5,853)
Asset impairments	(23,043)	2,897,928	—	2,874,885
Total costs and expenses	(89,640)	2,729,931	16,522	2,656,813
Operating loss	$(100,387)	$(2,844,052)	$(17,057)	(2,961,496)
Interest expense, net				(14,253)
Gain (loss) on extinguishment of debt				61,118
Other income, net				778
Income tax benefit				(622,162)
Net loss				$(2,291,691)

Summary of Year to Date Consolidated Results of Operations
Our net loss for the six months ended June 30, 2015 was $2.5 billion, or $32.86 per diluted share, which compares to a loss of $243.6 million, or $3.81 per diluted share, for the six months ended June 30, 2014.
Total sales decreased $303.7 million, or 38.8%, for the six months ended June 30, 2015 as compared with the prior year period. The decrease in total sales resulted from decreases of $186.6 million due to lower metallurgical coal sales volumes, $56.1 million due to a lower average selling price per metric ton of our metallurgical coal sold, $41.0 million due to lower sales in our metallurgical coke and coal bed methane gas operations and $20.1 million due to lower thermal coal sales volumes. The decrease in metallurgical coal sales volumes was due to the idling of the Canadian operations in the second quarter of 2014 and lower sales volumes in our U.S. Operations segment as a result of lower metallurgical coal production due to geological issues experienced at our Alabama No. 7 underground mine. The decrease in the average selling price per metric ton of metallurgical coal continues to reflect the pricing pressure experienced in the metallurgical coal market due to oversupply.
Total cost of sales, exclusive of depreciation and depletion, decreased $183.1 million, or 26.4%, for the six months ended June 30, 2015 as compared with the prior year period. The decrease in cost of sales resulted from decreases of $161.0 million due to lower metallurgical coal sales volumes, $25.4 million due to lower thermal coal sales volumes and a lower average cash cost of sales per metric ton of thermal coal sold and $24.5 million due to lower cost of sales in our metallurgical coke and coal bed methane gas operations. These decreases were partially offset by increases of $17.4 million due to higher average cash cost of sales per metric ton of metallurgical coal and an increase in cost of sales related primarily to idling the Canadian operations of $3.5 million for the six months ended June 30, 2015 compared to the prior year period. The increase in average cash cost of sales per metric ton of metallurgical coal sold was primarily due to geological issues experienced at our Alabama No. 7 underground mine within our U.S. Operations segment, partially offset by decreases in average cash cost of sales in the Canadian and U.K. Operations due to our cost containment initiatives.
Consolidated gross margin percentage, calculated as consolidated revenues less consolidated cost of sales, exclusive of depreciation and depletion, divided by consolidated revenues, was (4.7)% for the six months ended June 30, 2015 compared with 12.4% in the prior year period. Consolidated gross margin percentage for our U.S. Operations and Canadian and U.K. Operations was (0.8)% and (46.0)%, respectively, for the six months ended June 30, 2015 compared with 20.5% and (20.4)%, respectively, in the prior year period. The decrease in margins within our U.S. Operations reflects lower average selling prices per metric ton of metallurgical coal sold and higher cash cost of sales per metric ton of metallurgical coal sold as a result of geological issues encountered in our Alabama operations. The decrease in margins within our Canadian and U.K. Operations primarily reflects the idling of our Canadian operations in the second quarter of 2014. In response to the negative margins realized in the current year, we idled our West Virginia Maple underground mine in June 2015 and idled our U.K. operations in July 2015. In May 2015, the Company also sent notices under the WARN Act to employees of our Alabama mining operations and workforce reductions were implemented across all of our operations. We will continue to monitor margins within all of our operations closely and take the appropriate actions in light of the highly competitive and challenging metallurgical coal market.
Depreciation and depletion expenses decreased $35.6 million, or 24.3%, for the six months ended June 30, 2015 compared to the prior year period, which was primarily attributable to the idling of our Canadian operations in the second quarter of 2014.
Selling, general and administrative expenses increased $9.5 million, or 23.9%, for the six months ended June 30, 2015 as compared with the prior period. The increase was primarily a result of $16.6 million in professional fees related to the Bankruptcy Petitions and reorganization process, offset by continued focus on our cost containment initiatives.
The operating results for the six months ended June 30, 2015 include restructuring charges of $2.4 million in connection with the idling of the West Virginia Maple underground mine and workforce reductions in our corporate headquarters and our Alabama and Canadian operations. The operating results for the prior year period include restructuring charges of $8.3 million primarily related to the idling of our Canadian operations in the second quarter of 2014.
The operating results for the six months ended June 30, 2015 include asset impairment charges of $2.9 billion to write-down the carrying values of the Wolverine, Brule, Willow Creek and Belcourt Saxon long-lived assets within the Canadian and U.K. Operations segment to fair value. The operating results for the prior year period include asset impairment charges in our U.S. Operations segment of $23.0 million recorded to reduce the carrying value of the Blue Creek Coal Terminal assets held for sale to their fair value less costs to sell.
Interest expense, net was $153.1 million for the six months ended June 30, 2015, representing an increase of $14.3 million as compared with the prior year period, primarily due to the issuance of senior notes in 2014 combined with an increase in the effective interest rates on outstanding debt obligations due to amendments to the 2011 Credit Agreement, offset by the extinguishment of $143.7 million of certain debt obligations in exchange for shares of common stock in the first quarter of 2015 and the third and fourth quarters of 2014.

The $58.6 million gain on the extinguishment of debt for the six months ended June 30, 2015 was recognized upon the extinguishment of $66.7 million of 8.50% Senior Notes due 2021 in exchange for the issuance of 8.65 million shares of common stock in the first quarter of 2015. The $2.5 million loss on extinguishment of debt for the prior year period represents accelerated amortization of debt issuance costs associated with the refinancing of term loan A debt through the issuance of senior secured notes in the first quarter of 2014 offset by a net gain recognized upon the extinguishment of $35.0 million of 9.875% Senior Notes due 2020 in exchange for shares of common stock in the second quarter of 2014.
The Company recognized an income tax benefit of $667.2 million for the six months ended June 30, 2015, compared with an income tax benefit of $45.0 million for the prior year period. The increase in the income tax benefit was primarily due to the reduction of $986.0 million of deferred tax liabilities related to the impairment of the Canadian operations long-lived assets during the six months ended June 30, 2015. The income tax benefit from the impairment was partially offset by the $323.9 million increase to the Canadian valuation allowance. A $3.6 million tax benefit was also recorded during the period ended June 30, 2015 to reflect the carryback of certain U.S. net operating losses generated in previous tax years.
Segment Analysis
U.S. Operations
Metallurgical coal sales totaled 3.4 million metric tons for the six months ended June 30, 2015, representing a decrease of 0.7 million metric tons, or 17.3%, compared with 4.1 million metric tons sold for the prior year period. The average selling price of metallurgical coal for the six months ended June 30, 2015 was $105.81 per metric ton, representing a 12.2% decrease from the average selling price of $120.46 per metric ton for the prior year period. The decrease in the average selling price of metallurgical coal continues to reflect the pricing pressure currently being experienced in the metallurgical coal market due to oversupply and reduced global steel demand. Metallurgical coal production totaled 3.3 million metric tons for the six months ended June 30, 2015 representing a decrease of 0.7 million metric tons, or 17.8%, as compared to 4.0 million metric tons produced in the prior year period. Our average cash cost of sales per metric ton of metallurgical coal sold during the six months ended June 30, 2015 was $106.01, representing an increase of $12.85, or 13.8%, from the $93.16 average cash cost of sales per metric ton sold during the prior year comparable period. The decrease in metallurgical coal sales and production and the increase in average cash cost of sales per metric ton of metallurgical coal sold was primarily due to lower production at our Alabama operations due to geological issues encountered at Mine No. 7 in the current quarter.
Thermal coal sales totaled 281 thousand metric tons for the six months ended June 30, 2015, representing a decrease of approximately 243 thousand metric tons, or 46.4%, compared with 524 thousand metric tons sold during the prior year comparable period. The decrease in thermal coal sales volumes was primarily due to the sale of the remaining inventory in the first quarter of 2014 at our Alabama North River surface mine due to its closure in the fourth quarter of 2013. Our average selling price of thermal coal per metric ton for the six months ended June 30, 2015 was $69.61 per metric ton representing an increase of $2.64, or 3.9%, from the $66.97 per metric ton for the prior year period. Thermal coal production totaled 303 thousand metric tons for the six months ended June 30, 2015, representing an increase of approximately 2.6% compared with 295 thousand metric tons produced during the same period in 2014. The average cash cost of sales per metric ton of thermal coal sold for the six months ended June 30, 2015 was $63.17 per metric ton sold compared with $70.39 per metric ton sold for the prior year period, primarily due to our cost containment initiatives.

Statistics for the U.S. Operations are presented in the following table:

	Six months ended June 30,
	2015	2014
Metallurgical Coal (tons in thousands)
Metric tons sold	3,350	4,053
Metric tons produced	3,279	3,990
Average selling price (per metric ton)	$105.81	$120.46
Average cash cost of sales (per metric ton)	$106.01	$93.16
Average cash cost of production (per metric ton)	$75.94	$66.05

Thermal Coal (tons in thousands)
Metric tons sold	281	524
Metric tons produced	303	295
Average selling price (per metric ton)	$69.61	$66.97
Average cash cost of sales (per metric ton)	$63.17	$70.39
Average cash cost of production (per metric ton)	$43.51	$55.85
Our U.S. Operations segment reported sales of $436.5 million for the six months ended June 30, 2015, representing a decrease of $190.4 million from $626.9 million in the prior year period. The decrease in sales was primarily attributable to decreases of $84.7 million due to lower metallurgical coal sales volumes, $49.1 million due to lower average selling prices per metric ton of metallurgical coal sold, $41.0 million due to lower sales in our metallurgical coke and coal bed methane gas operations and $16.3 million due to lower thermal coal sales volumes. The decrease in metallurgical coal sales was primarily due to geological issues encountered at our Alabama No. 7 underground mine which resulted in the decision to abandon the current panel and move the longwall earlier than anticipated.
Our U.S. Operations segment reported cost of sales, exclusive of depreciation and depletion, of $442.6 million for the six months ended June 30, 2015, representing a decrease of $57.6 million from $500.3 million in the prior year period. The decrease was primarily attributable to decreases of $65.5 million due to lower metallurgical coal sales volumes, $24.5 million due to lower cost of sales in our metallurgical coke and coal bed methane gas operations and $19.1 million due to lower thermal coal sales volumes and lower average cash cost of sales per metric ton of thermal coal, partially offset by an increase of $43.0 million due to higher average cash cost of sales per metric ton of metallurgical coal. The increase in average cash cost of sales per metric ton of metallurgical coal was due to the geological issues previously mentioned. These decreases were partially offset by increases in cost of sales of $3.5 million due to transportation take or pay charges related to rail shortfall commitments and $1.9 million primarily related to the idling of our West Virginia Maple underground mine during the second quarter of 2015.
Our U.S. Operations metallurgical coal margin per metric ton, calculated as average metallurgical coal selling price per metric ton less average metallurgical coal cash cost of sales per metric ton, was $(0.20) and $27.30 for the six months ended June 30, 2015 and 2014, respectively. While margins within our U.S. Operations have decreased in the short-term, we believe the long-term demand for our metallurgical coal to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal. At current prices, we believe that a significant portion of global metallurgical coal production is uneconomic. As a result, we idled our West Virginia Maple underground mine during the current quarter. We will continue to monitor the margins within our U.S. Operations and will idle additional operations that are not economic.
Depreciation and depletion expense for the six months ended June 30, 2015 decreased $4.7 million to $72.1 million, as compared to $76.8 million in the prior year period, primarily due to planned reductions in capital expenditures in 2015 and 2014.
The six months ended June 30, 2015 includes restructuring charges of $1.3 million incurred in connection with the idling of the West Virginia Maple underground mine and workforce reductions in our Alabama operations which is an increase of $0.6 million compared to $0.7 million in the prior year comparable period.
Our U.S. operations segment includes an asset impairment charge of $23.0 million for the six months ended June 30, 2014 recorded to reduce the carrying value of the Blue Creek Coal Terminal assets held for sale to their fair value less costs to sell.

Our U.S. Operations segment reported an operating loss of $124.9 million for the six months ended June 30, 2015, compared to an operating loss of $24.5 million in the prior year period. The increase in operating loss was primarily due to lower metallurgical and thermal coal sales volumes, a decline in the average selling price of our metallurgical coal and higher average cash cost of sales per metric ton of metallurgical coal sold during the current year compared to the prior year period.
Canadian and U.K. Operations
Metallurgical coal sales for the six months ended June 30, 2015 consisted of 108 thousand metric tons of hard coking coal at an average selling price of $105.61 per metric ton and 310 thousand metric tons of low-volatile PCI coal at an average selling price of $100.50 per metric ton. Metallurgical coal sales for the six months ended June 30, 2014 consisted of 593 thousand metric tons of hard coking coal at an average selling price of $126.89 per metric ton and 674 thousand metric tons of low-volatile PCI coal at an average selling price of $113.12 per metric ton. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflect the global oversupply of metallurgical coal and reduced global steel demand. The average cash cost of sales per metric ton of hard coking coal sold during the six months ended June 30, 2015 was $126.10 per metric ton, representing a decrease of $12.34 per metric ton from the average cash cost of sales per metric ton of hard coking coal sold for the six months ended June 30, 2014 of $138.44 per metric ton. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the six months ended June 30, 2015 was $127.36 per metric ton, representing a 6.0% decrease from the average cash cost of sales per metric ton of low-volatile PCI coal sold in the six months ended June 30, 2014 of $135.47 per metric ton. Our Canadian and U.K. Operations segment produced 10 thousand metric tons of low-volatile PCI coal in the six months ended June 30, 2015. During the same period in 2014, this segment produced 563 thousand metric tons of hard coking coal and 1.0 million metric tons of low-volatile PCI coal. The decline in metallurgical coal production was primarily due to the idling of our Canadian operations in the second quarter of 2014.

Statistics for the Canadian and U.K. Operations are presented in the following table:

	Six months ended June 30,
	2015	2014
Metallurgical Coal (tons in thousands)
Metric tons sold	418	1,267
Metric tons produced	10	1,578
Average selling price (per metric ton)	$101.82	$119.57
Average cash cost of sales (per metric ton)	$127.03	$137.49
Average cash cost of production (per metric ton)	$361.05	$82.07

Hard Coking Coal (tons in thousands)
Metric tons sold	108	593
Metric tons produced	—	563
Average selling price (per metric ton)	$105.61	$126.89
Average cash cost of sales (per metric ton)	$126.10	$138.44
Average cash cost of production (per metric ton)	$—	$92.08

Low-volatile PCI Coal (tons in thousands)
Metric tons sold	310	674
Metric tons produced	10	1,015
Average selling price (per metric ton)	$100.50	$113.12
Average cash cost of sales (per metric ton)	$127.36	$135.47
Average cash cost of production (per metric ton)	$361.05	$76.03

Thermal Coal (tons in thousands)
Metric tons sold	—	41
Metric tons produced	—	21
Average selling price (per metric ton)	$—	$121.67
Average cash cost of sales (per metric ton)	$—	$154.44
Average cash cost of production (per metric ton)	$—	$239.03
Our Canadian and U.K. Operations segment reported sales of $42.6 million for the six months ended June 30, 2015, representing a $113.7 million decrease from reported sales of $156.3 million in the prior year period. The decrease in sales was attributable to decreases of $101.5 million due to lower metallurgical coal sales volumes, $7.4 million due to lower average selling prices per metric ton of metallurgical coal sold and $5.0 million due to lower thermal coal sales volumes.
Cost of sales, exclusive of depreciation and depletion, within our Canadian and U.K. Operations decreased $125.5 million to $67.9 million for the six months ended June 30, 2015 as compared with $193.3 million for the prior year period. The decrease was attributable to decreases of $116.8 million due to lower metallurgical coal sales volumes, $6.3 million due to lower sales volumes of thermal coal and $4.4 million due to lower average cash cost of sales per metric ton of metallurgical coal. These decreases were partially offset by an increase of $3.6 million due to higher costs related to the idling of the Canadian operations during the current year period compared to the prior year period.
Our Canadian and U.K. Operations metallurgical coal margin per metric ton, calculated as average metallurgical coal selling price per metric ton less average metallurgical coal cost of sales per metric ton, was $(25.21) and $(17.92) for the six months ended June 30, 2015 and 2014, respectively. Our margins within our Canadian and U.K. Operations segment remain under pressure, which resulted in the idling of the Canadian operations in the second quarter of 2014 and the idling of our U.K. operations in July 2015. We believe the long-term demand for metallurgical and low-volatile PCI coal within our Canadian and U.K. Operations to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal.

Depreciation and depletion expense for the six months ended June 30, 2015, decreased $30.8 million to $37.4 million as compared to $68.2 million in the prior year period, primarily due to the idling of the Canadian operations in the second quarter of 2014.
The current year period includes restructuring charges of $0.8 million incurred in connection with workforce reductions in our Canadian operations after completion of processing the remaining coal inventory at the Willow Creek preparation plant during the current quarter. The prior year period includes restructuring charges of $7.1 million which were primarily attributable to charges incurred in connection with the idling of our Canadian operations in the second quarter of 2014.
The operating results for the six months ended June 30, 2015 includes asset impairment charges of $2.9 billion to write-down the carrying values of the Wolverine, Brule, Willow Creek and Belcourt Saxon long-lived assets within our Canadian and U.K. Operations to fair value.
Our Canadian and U.K. Operations segment reported an operating loss of $3.0 billion for the six months ended June 30, 2015 as compared to an operating loss of $119.0 million in the prior year period. The decrease in the operating loss was primarily due to recognition of asset impairment charges of our Wolverine, Brule, Willow Creek and Belcourt Saxon long-lived assets.
FINANCIAL CONDITION
Cash and cash equivalents decreased by $201.5 million at June 30, 2015 compared with December 31, 2014, primarily due to net cash flows used in operating activities of $147.1 million, cash flows used in investing activities of $46.0 million, primarily for capital expenditures of $48.3 million partially offset by proceeds of $1.7 million received on the sale of capital assets, and cash flows used in financing activities of $7.1 million primarily for payments on capital lease obligations and equipment financing obligations.
Inventories decreased to $162.1 million at June 30, 2015 from $201.6 million at December 31, 2014, primarily due to the sale of inventory at our idled Canadian operations and lower production in our U.S. Operations primarily due to geological issues encountered at our Alabama No. 7 underground mine.
Net property, plant and equipment decreased by $562.6 million at June 30, 2015 as compared with December 31, 2014 primarily due to impairment charges of $508.5 million, depreciation expense of $100.0 million and disposal of capital assets of $2.8 million partially offset by accrual based capital expenditures of $47.8 million and foreign currency exchange adjustments of $0.9 million.
Mineral interests, net decreased by $2.4 billion at June 30, 2015 as compared with December 31, 2014 primarily due to impairment charges of $2.9 billion within our Canadian and U.K. Operations segment.
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
Our available liquidity as of June 30, 2015 was $274.0 million, consisting of cash and cash equivalents of $267.0 million and $7.0 million available under the Company's $76.9 million revolver, net of outstanding letters of credit of $69.9 million. As a result of filing the Bankruptcy Petitions on July 15, 2015 as discussed below, we are in default of the 2011 Credit Agreement and as such the revolver can no longer be utilized. For the six months ended June 30, 2015, cash flows used in operating activities were $147.1 million, cash flows used in investing activities were $46.0 million and cash flows used in financing activities were $7.1 million.
During the first quarter of 2015, we issued an aggregate of 8.65 million shares of our common stock in exchange for $66.7 million of our 8.50% Senior Notes due 2021 and recognized a net gain of $58.6 million.

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code
Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors' property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

The Court has approved payment of certain pre-petition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, utilities, insurance, as well as payments to critical vendors, possessory lien vendors and surety bond issuers. Despite the liquidity provided by our existing cash on hand, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some customers could be reluctant to enter into long-term agreements with us.

We have incurred and expect to continue to incur significant costs associated with the Bankruptcy Petitions and our reorganization, but we cannot accurately predict the effect the Bankruptcy Petitions will have on our operations, liquidity, financial position and results of operations. Based on our current internal financial forecasts, we believe that our cash on hand and cash generated from the results of our operations will be sufficient to fund anticipated cash requirements through the Chapter 11 Cases for minimum operating and capital expenditures and for working capital purposes. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our mining operations, our liquidity needs could be significantly higher than we currently anticipate.

The Court has entered the Interim Cash Collateral Order authorizing the Debtors’ use of Cash Collateral in accordance with the terms of such order and the Cash Collateral Budget. The Bankruptcy Court has scheduled a final hearing on the Cash Collateral Motion for August 18th and 19th of 2015. If the Bankruptcy Court enters a final order approving the Cash Collateral Motion, the Debtors will have the conditional authority, subject to the terms and conditions of the Bankruptcy Court’s orders, the Support Agreement, and the Cash Collateral Budget, to use Cash Collateral for a period of seven months from the Petition Date. The Debtors have agreed to pursue the confirmation and implementation of the Plan within that seven-month period. The Debtors’ use of Cash Collateral is critical to their ability to operate during the course of the Chapter 11 Cases, to maintain current on their post-petition operating costs, to pursue a reorganization pursuant to the Plan and to emerge successfully as a going concern from the Chapter 11 Cases.

Our ability to maintain adequate liquidity through the reorganization process and beyond depends on our ability to successfully implement the Plan (or another Chapter 11 plan), successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. If we are unable to meet our liquidity needs, we may have to take other actions to seek additional financing to the extent available or we could be forced to consider other alternatives to maximize potential recovery for the creditors, including possible sale of the Company or certain material assets pursuant to Section 363 of the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code.
Statements of Cash Flows
Cash balances were $267.0 million and $468.5 million at June 30, 2015 and December 31, 2014, respectively. The decrease in cash during the six months ended June 30, 2015 of $201.5 million primarily resulted from net cash used in operating activities of $147.1 million, net cash used in investing activities of $46.0 million, which included cash capital expenditures of $48.3 million offset partially by proceeds from the sale of capital assets and net cash used in financing activities of $7.1 million primarily related to retirements of debt.

The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Six months ended June 30,
	2015	2014
Cash flows used in operating activities	$(147,130)	$(39,008)
Cash flows used in investing activities	(46,037)	(43,826)
Cash flows provided by (used in) financing activities	(7,108)	116,076
Effect of foreign exchange rates on cash	(1,254)	(588)
Net increase (decrease) in cash and cash equivalents	$(201,529)	$32,654
The increase of $108.1 million in cash used in operating activities was primarily attributable to an increase in cash flows used in operations of $125.1 million resulting primarily from the decline in the average selling price per metric ton of metallurgical coal, lower metallurgical and thermal coal sales volumes and an increase in metallurgical coal average cash cost of sales per metric ton offset by a $17.0 million increase in cash flows provided by working capital.
The increase in cash flows used in investing activities of $2.2 million was primarily attributable to increased capital expenditures during the current year period, partially offset by disposals of capital assets.
The decrease in cash flows provided by financing activities of $123.2 million was primarily attributable to refinancing activities and the elimination of dividends in 2015.
EBITDA
EBITDA is defined as earnings (losses) before interest expense, interest income, income taxes, and depreciation and depletion expense. Adjusted EBITDA is defined as EBITDA further adjusted to exclude restructuring charges, asset impairments, (gain) loss on extinguishment of debt, Canada transportation take-or-pay charges, other items, including foreign currency adjustments and (gain) loss on interest rate swap hedge ineffectiveness. Consolidated EBITDA as defined under the amended 2011 Credit Agreement is EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the 2011 Credit Agreement. Certain items that may adjust Consolidated EBITDA in the compliance calculation are: (a) gains and losses on non-ordinary course asset sales, disposals or abandonments; (b) non-cash impairment charges; (c) gains and losses from equity method investments; (d) any long-term incentive plan accruals or any non-cash compensation expense recorded from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; (e) restructuring charges; (f) actuarial gains related to pension and other post-employment benefits; (g) gains and losses associated with the change in fair value of derivative instruments; (h) currency translation gains and losses related to currency remeasurements; (i) after-tax gains or losses from discontinued operations; (j) franchise taxes; and (k) other non-cash expenses that do not represent an accrual or reserve for future cash expense.
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

The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA, and Consolidated EBITDA (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net loss	$(2,455,064)	$(151,391)	$(2,535,260)	$(243,569)
Interest expense, net	74,851	73,402	153,087	138,834
Income tax benefit	(641,441)	(9,075)	(667,198)	(45,036)
Depreciation and depletion expense	51,478	69,816	110,660	146,240
Earnings (losses) before interest, income taxes, and depreciation and depletion (EBITDA)	(2,970,176)	(17,248)	(2,938,711)	(3,531)
Restructuring charges	2,446	8,299	2,446	8,299
Asset impairments	2,897,928	23,043	2,897,928	23,043
(Gain) loss on extinguishment of debt	—	(11,397)	(58,626)	2,492
Canada transportation take-or-pay charges	—	6,394	—	6,394
Other items, including foreign currency adjustments	669	3,480	(3,547)	404
(Gain) loss on interest rate swap hedge ineffectiveness	—	(978)	—	723
Adjusted EBITDA	(69,133)	11,593	(100,510)	37,824
Non-cash charges(1)	7,840	8,861	19,579	18,940
Other adjustments(1)	12,066	(1,987)	22,279	1,418
Consolidated EBITDA(1)	$(49,227)	$18,467	$(58,652)	$58,182
_______________________________________________________________________________

(1)	Calculated in accordance with the amended 2011 Credit Agreement.
Analysis of Material Covenants
We believe we were in compliance with all covenants under the amended 2011 Credit Agreement and the indentures governing our notes as of June 30, 2015. The Sixth Amendment to the 2011 Credit Agreement suspended the senior secured leverage ratio covenant until the aggregate amount outstanding under the revolver, excluding outstanding letters of credit, exceeds 30%, or $23.1 million, of the total revolving commitment of $76.9 million. As of June 30, 2015, the Company had no borrowings outstanding under the revolver other than outstanding letters of credit and therefore, this covenant was not applicable as of June 30, 2015. The required maximum senior secured leverage ratio covenant, once applicable, shall be the following for each period of four consecutive fiscal quarters then ending: March 31, 2015—5.5x; June 30, 2015—5.0x; September 30, 2015—4.5x; December 31, 2015 and each fiscal quarter ending thereafter—3.75x.
Default of Pre-Petition Financing
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company's obligations under the following Debt Instruments as of July 15, 2015:

•
2011 Credit Agreement with respect to approximately $978.2 million outstanding under a term loan and $70.2 million of letters of credit outstanding under a revolving loan as of July 15, 2015, plus accrued and unpaid interest of $8.8 million as of July 15, 2015;

•
Indenture, dated as of September 27, 2013, with respect to an aggregate principal amount of approximately $970.0 million of 9.50% Senior Secured Notes due 2019, plus accrued and unpaid interest of $23.0 million as of July 15, 2015;

•
Indenture, dated as of March 27, 2014, with respect to an aggregate principal amount of approximately $360.5 million of 11.00%/12.00% Senior Secured Lien PIK Toggle Notes due 2020, plus accrued and unpaid interest of $12.0 million as of July 15, 2015;

•
Indenture, dated as of November 21, 2012, with respect to an aggregate principal amount of approximately $388.0 million of 9.875% Senior Notes due 2020, plus accrued and unpaid interest of $22.4 million as of July 15, 2015;

•
Indenture, dated as of March 27, 2013, with respect to an aggregate principal amount of approximately $383.3 million of 8.50% Senior Notes due 2021, plus accrued and unpaid interest of $8.1 million as of July 15, 2015; and

•	Other debt obligations, which include capital lease obligations and equipment financing obligations.
As a result of the commencement of the Chapter 11 Cases, any efforts to collect or otherwise enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.
NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update were initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, however on July 9, 2015 the FASB decided to defer the effective date by one year. Therefore the amendments in this update are now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is only permitted as early as the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The implementation of the amended guidance is not expected to have a material impact on the Company's financial condition, results of operations, and cash flows.
In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which clarifies and makes minor improvements to a variety of topics within the guidance. ASU 2015-10 clarifies that fair value measurement disclosures should clearly indicate when fair value information presented is not as of the reporting period end as well as the date or period that the measurement was taken in regards to non-recurring measurements. The amended guidance became effective immediately upon issuance. The implementation of the amended guidance is not expected to have a material impact on the Company's financial condition, results of operations and cash flows.

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
Interest Rate Risk
We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan B and revolver loans. As of June 30, 2015, the interest rates for the term loan B and revolver loans were tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread of 550 basis points for the revolver and 625 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of June 30, 2015, our borrowings under the 2011 Credit Agreement totaled $978.2 million of term loan B and no borrowings were outstanding under the revolver. As of June 30, 2015, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $4.6 million, while a 100 basis point decrease in interest rates would have no impact on our quarterly interest expense due to a minimum LIBOR floor of 1.0% for the term loan B.
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
We are exposed to commodity price risk on sales of natural gas. We occasionally utilize derivative commodity instruments to manage the exposure to changing natural gas prices. Such derivative instruments are structured as cash flow hedges and not for trading. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. No derivative instruments were entered into during the six months ended June 30, 2015 and, as of June 30, 2015, none were outstanding.
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
ITEM 4.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, during the three months ended June 30, 2015 that would materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As a result of the filing of the Bankruptcy Petitions, we are subject to the risks and uncertainties associated with bankruptcy proceedings.
For the duration of the Chapter 11 Cases (In re Walter Energy, Inc., et al), our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:
•our ability to continue as a going concern;
•our ability to obtain Court approval with respect to motions filed in the Chapter 11 Cases from time to time;
•our ability to comply with and operate under any cash management orders entered by the Court from time to time;
•our ability to comply with the Support Agreement;
•our ability to confirm and consummate the Plan or another Chapter 11 plan; and
•our ability to fund and execute our business plan.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, transactions outside the ordinary course of business are subject to the prior approval of the Court, which may limit our ability to respond timely to certain events or take advantage of opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is impossible to predict at this time whether our equity or other securities will be cancelled, or if holders of such equity or other securities will receive any distribution with respect to, or be able to recover any portion of, their investments.
It is unclear at this stage of the Chapter 11 Cases if any proposed plan of reorganization would allow for distributions with respect to our equity or other securities. It is likely that our equity securities will be cancelled and extinguished upon confirmation of a proposed plan of reorganization by the Court, and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of our equity or other securities, amounts invested by the holders of such securities will not be recoverable and such securities would have no value. Trading prices for our equity or other securities may bear little or no relationship to the actual recovery, if any, by the holders thereof during the pendency of the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.
Our common stock has been suspended from trading on the New York Stock Exchange, will no longer be listed on a national securities exchange effective August 10, 2015 and is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity.
The shares of our common stock have been listed on the New York Stock Exchange (the NYSE) under the symbol “WLT.” On July 8, 2015, the Company received notice from NYSE that the staff of NYSE Regulation, Inc. determined to commence proceedings to delist the common stock of the Company from NYSE based on a finding that the trading price of the Company's common stock was "abnormally low." Trading of the Company's common stock on the NYSE was suspended prior to the opening of trading on July 8, 2015. The Company's common stock resumed trading on the OTC Pink Market under the symbol "WLTG" on July 9, 2015. On July 30, 2015, the NYSE filed a Form 25 with the Securities and Exchange Commission (the "SEC"), notifying the SEC of the NYSE's intention to remove our common stock from listing and registration on the NYSE at the opening of business on August 10, 2015.
Following the filing of the Chapter cases on July 15, 2015, the Company's ticker symbol was changed to "WLTGQ" and continues to trade on the OTC Pink Market. However, the extent of the public market for our common stock and the continued availability of quotations will depend upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in our common stock on the part of securities firms and other factors. The OTC Pink Market is a significantly more limited market than the NYSE, and the quotation of our common stock on the OTC Pink Market may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future or that we will be able to relist our common stock on a national securities exchange. In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in the Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.
The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.
A long period of operating under Chapter 11 could adversely affect our business and results of operations. While the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.
If we are not be able to obtain confirmation of the Plan, or if sufficient financing is not available, we could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.
The Plan has not yet been confirmed by the Court. In order to successfully emerge from Chapter 11 bankruptcy protection, we must obtain confirmation by the Court. If confirmation by the Court does not occur we could be forced to sell the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.
There can be no assurance that our current cash position and amounts of cash from future operations will be sufficient to fund operations. In the event that we do not have sufficient cash to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary additional financing would have a material adverse effect on our operations and ability to continue as a going concern.

We have not made any final determinations with respect to reorganizing our capital structure, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.
Any reorganization of our capital structure that we may engage in may include exchanges of new debt or equity securities for our existing debt and equity securities, and such new debt or equity securities may be issued at different interest rates, payment schedules and maturities than our existing debt and equity securities. We may also modify or amend our existing debt or equity securities to the same effect. Such exchanges or modifications are inherently complex to implement. The success of a reorganization through any such exchanges or modifications will depend on approval by the Court and the willingness of existing debt and security holders to agree to the exchange or modification, and there can be no guarantee of success. If such exchanges or modifications are successful, the existing holders of common stock may find that their holdings no longer have any value, are materially reduced in value or are severely diluted. Also, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or receive debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. Also, if the existing debt or equity security holders are adversely affected by a reorganization, it may adversely affect the Company's ability to issue new debt or equity in the future.
Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers' confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and coal industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
Operating under Chapter 11 may restrict our ability to pursue our strategic and operational initiatives.
Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the Support Agreement limit our ability to undertake certain business initiatives.
As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty.
While operating under the protection of the Bankruptcy Code, and subject to Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance.
Our capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Court. Under fresh-start reporting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.
We may not meet certain conditions of the Support Agreement, which would lead to abandonment of the Plan and sale of substantially all of the Company's assets.
The Company entered into the Support Agreement with the Supporting First Lien Creditors in connection with the filing of the Bankruptcy Petitions on July 15, 2015. We may not be able to meet certain conditions of the Support Agreement, which could cause a Triggering Event (as defined in the Support Agreement), causing the Company to abandon the Plan process and pursue a sale of substantially all of the Company's assets pursuant to Section 105, 363 and 365 of the Bankruptcy Code.
We may not be able to consummate the Plan even if we obtain confirmation by the Court.
Even if the conditions of the Support Agreement are met and confirmation of the Plan is obtained by the Court, there can be no assurance as to the timing or as to whether the effective date of the reorganization contemplated therein will occur. If the Plan is not confirmed or if it is confirmed but the effective date of the reorganization contemplated therein does not occur, it may become necessary to amend the Plan that is confirmed to provide for alternative treatment of claims and interests which may result in shareholders' claims and interests receiving significantly less value or no value for their claims and interests in the Bankruptcy Petitions. If any modifications to the Plan are material, it may be necessary to re-solicit votes from holders of claims and interests adversely affected by the modifications with respect to the Plan.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities by Us and Affiliated Purchasers
The following table provides a summary of all repurchases by Walter Energy of its common stock during the three-month period ended June 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1, 2015 - April 30, 2015	168	$0.69
May 1, 2015 - May 31, 2015	—	$—
June 1, 2015 - June 30, 2015	—	$—
168
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
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: August 6, 2015

/s/ WILLIAM G. HARVEY
Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2015