Form 10-Q
period 2015-09-30
Walter Energy, Inc.
filed 2015-11-05
CIK 837173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of October 31, 2015: 80,747,432

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$182,110	$468,532
Trade receivables, net	61,964	91,057
Other receivables	128,561	127,037
Inventories	138,978	201,598
Deferred income taxes	16,247	16,819
Prepaid expenses	44,506	46,190
Other current assets	2,458	9,285
Total current assets	574,824	960,518
Mineral interests, net	436,118	2,836,801
Property, plant and equipment, net	876,014	1,466,297
Other long-term assets	89,963	67,748
Total assets	$1,976,919	$5,331,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise
Accounts payable	$41,114	$38,980
Accrued expenses	53,332	125,318
Pension and other postretirement benefits obligation	—	29,032
Other current liabilities	162,797	215,952
Current debt	156	12,327
Total current liabilities	257,399	421,609
Long-term debt	—	3,068,878
Deferred income taxes	66,440	730,685
Pension and other postretirement benefits obligation	—	641,231
Other long-term liabilities	186,353	187,380
Total liabilities not subject to compromise	510,192	5,049,783
Liabilities subject to compromise	3,866,405	—
Total liabilities	4,376,597	5,049,783
Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share:
Authorized—20,000,000 shares; none issued	—	—
Common stock, $0.01 par value per share:
Authorized—200,000,000 shares; issued—80,748,433 and 71,978,113 shares, respectively	807	720
Capital in excess of par value	1,680,385	1,668,407
Accumulated deficit	(3,863,401)	(1,169,498)
Accumulated other comprehensive loss	(217,469)	(218,048)
Total stockholders' equity (deficit)	(2,399,678)	281,581
Total liabilities and stockholders' equity (deficit)	$1,976,919	$5,331,364
   The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Sales	$179,068	$319,542	$658,549	$1,102,753
Miscellaneous income	5,731	10,004	13,803	19,029
Total revenues	184,799	329,546	672,352	1,121,782
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	216,647	297,925	727,207	991,561
Depreciation and depletion	43,487	58,413	154,147	204,653
Selling, general and administrative	14,233	16,598	63,523	56,379
Other postretirement benefits	12,333	13,869	36,999	41,607
Restructuring charges (benefit)	4,216	(2,463)	6,662	5,835
Asset impairments	—	37	2,897,928	23,081
Total costs and expenses	290,916	384,379	3,886,466	1,323,116
Operating loss	(106,117)	(54,833)	(3,214,114)	(201,334)
Interest expense, net	(42,222)	(79,231)	(195,309)	(218,065)
Gain on extinguishment of debt	—	3,394	58,626	902
Other income, net	—	1,424	—	646
Loss before reorganization items, net and income tax benefit	(148,339)	(129,246)	(3,350,797)	(417,851)
Reorganization items, net	(17,017)	—	(17,017)	—
Loss before income tax benefit	(165,356)	(129,246)	(3,367,814)	(417,851)
Income tax benefit	(6,713)	(30,344)	(673,911)	(75,380)
Net loss	$(158,643)	$(98,902)	$(2,693,903)	$(342,471)

Basic and diluted net loss per share	$(1.96)	$(1.48)	$(34.41)	$(5.27)
Dividends per share	$—	$0.01	$—	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(158,643)	$(98,902)	$(2,693,903)	$(342,471)
Other comprehensive income (loss):
Change in pension and other postretirement benefit plans (net of tax: $2,134 and $7,017 for the three and nine months ended September 30, 2015, and $1,833 and $6,155 for the three and nine months ended September 30, 2014)	4,007	2,977	11,406	9,994
Change in unrealized gain on hedges (net of tax: $1,034)	—	—	—	1,679
Change in foreign currency translation adjustment	(13,922)	(21,672)	(10,827)	(8,244)
Total other comprehensive income (loss)	(9,915)	(18,695)	579	3,429
Total comprehensive loss	$(168,558)	$(117,597)	$(2,693,324)	$(339,042)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)
(IN THOUSANDS)

	Total	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$281,581	$720	$1,668,407	$(1,169,498)	$(218,048)
Net loss	(2,693,903)	—	—	(2,693,903)	—
Other comprehensive income, net of tax	579	—	—	—	579
Stock based compensation	5,116	—	5,116	—	—
Issuance of common stock in connection with the extinguishment of debt	7,007	87	6,920	—	—
Other	(58)	—	(58)	—	—
Balance at September 30, 2015	$(2,399,678)	$807	$1,680,385	$(3,863,401)	$(217,469)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	For the nine months ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(2,693,903)	$(342,471)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and depletion	154,147	204,653
Deferred income tax benefit	(669,033)	(70,772)
Amortization of debt issuance costs and debt discount, net	10,920	11,920
Gain extinguishment of debt	(58,626)	(902)
Impairment charges	2,897,928	23,081
Non-cash reorganization items	(705)	—
Other	22,468	16,969
Decrease (increase) in current assets:
Trade receivables, net	29,042	34,932
Other receivables	(1,525)	13,646
Inventories	50,115	74,243
Prepaid expenses and other current assets	1,901	(4,426)
Increase (decrease) in current liabilities:
Accounts payable	27,203	(39,588)
Accrued interest	38,860	61,126
Accrued expenses and other current liabilities	(25,782)	(3,197)
Cash flows used in operating activities	(216,990)	(20,786)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(61,329)	(69,733)
Proceeds from sale of property, plant and equipment	1,776	24,112
Other	364	134
Cash flows used in investing activities	(59,189)	(45,487)
FINANCING ACTIVITIES
Proceeds from issuance of debt	—	869,800
Retirements of debt	(8,486)	(418,321)
Dividends paid	—	(1,944)
Debt issuance costs	—	(27,748)
Other	(60)	(195)
Cash flows provided by (used in) financing activities	(8,546)	421,592
Effect of foreign exchange rates on cash	(1,697)	(1,514)
Net increase (decrease) in cash and cash equivalents	(286,422)	353,805
Cash and cash equivalents at beginning of period	468,532	260,818
Cash and cash equivalents at end of period	$182,110	$614,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 1 - Business and Basis of Presentation
Walter Energy, Inc. ("Walter Energy"), together with its consolidated subsidiaries (the "Company"), is a producer and exporter of metallurgical coal for the global steel industry from underground and surface mines with mineral reserves located in the United States ("U.S."), Canada and the United Kingdom ("U.K."). The Company also extracts, processes, markets and/or possesses mineral reserves of thermal coal and anthracite coal, as well as produces metallurgical coke and coal bed methane gas.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2014 included in the Company's Annual Report filed on Form 10-K with the U.S. Securities and Exchange Commission. The balance sheet as of December 31, 2014 has been derived from the audited consolidated balance sheet for the year ended December 31, 2014 included in the Company's Annual Report filed on Form 10-K.
Filing Under Chapter 11 of the United States Bankruptcy Code
On July 15, 2015 (the "Petition Date"), Walter Energy and certain of its wholly owned domestic subsidiaries (the "Filing Subsidiaries" and together with Walter Energy, the "Debtors"), filed voluntary petitions for reorganization (the petitions collectively, the "Bankruptcy Petitions") under Chapter 11 of Title 11 of the U.S. Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Alabama (the "Court"). The Company’s Canadian and U.K. Operations are not included in the filings. The Debtors' Chapter 11 Cases (collectively, the "Chapter 11 Cases") are being jointly administered under the caption In re Walter Energy, Inc., et al., Case No. 15-02741-TOM11. The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

The filings of the Bankruptcy Petitions constituted an event of default under the indentures governing the outstanding senior notes, the 2011 Credit Agreement and the Company's other debt obligations, all as further described in Note 8 to the Condensed Consolidated Financial Statements, and all principal, interest and other amounts due thereunder became immediately due and payable. Any efforts to enforce such payment obligations are automatically stayed as a result of the Bankruptcy Petitions and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Restructuring Support Agreement

In connection with the Bankruptcy Petitions, Walter Energy entered into a Restructuring Support Agreement, dated as of July 15, 2015 (the "Support Agreement"), among Walter Energy, on behalf of itself and the Filing Subsidiaries, certain holders of first-lien claims in connection with the 2011 Credit Agreement (the "First Lien Lenders") and certain holders of Walter Energy’s 9.50% Senior Secured Notes due 2019 (the "First Lien Noteholders" and collectively with the First Lien Lenders, the "First Lien Claimholders" and the First Lien Claimholders party to the Support Agreement, the "Supporting First Lien Creditors"), providing that the Supporting First Lien Creditors will support a restructuring of the Company, subject to the terms and conditions of the Support Agreement.

The Support Agreement provided for, among other things, (a) a consensual debt-to-equity conversion of the debt under the 2011 Credit Agreement and Walter Energy’s 9.50% Senior Secured Notes due 2019 pursuant to a Chapter 11 plan (the "Plan") and (b) Walter Energy’s consensual use of the First Lien Claimholders’ cash collateral (the "Cash Collateral") for no more than seven months to allow Walter Energy to pursue confirmation of the Plan, subject to the terms and conditions of the order authorizing the use of Cash Collateral and the Support Agreement.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)
Note 1 - Business and Basis of Presentation (Continued)

The Support Agreement further provided that if a Triggering Event (as defined in the Support Agreement) occurred, holders of a majority in principal amount of First Lien Claims (as defined in the Support Agreement) held by the Supporting First Lien Creditors could, by providing notice to Walter Energy, cause Walter Energy to abandon the Plan process and to pursue a sale of substantially all of the assets of Walter Energy pursuant to Sections 105, 363 and 365 of the Bankruptcy Code on the terms set forth in the Support Agreement.

On July 15, 2015, the Debtors filed motions to approve the assumption of the Support Agreement (the “RSA Motion”) and the consensual use of cash collateral (the “Cash Collateral Motion”).

The Court conducted hearings on the Support Agreement and final approval of the Cash Collateral Motion, and thereafter entered orders approving each motion but with modifications unacceptable to the Supporting First Lien Creditors. As a result, the Supporting First Lien Creditors filed an Emergency Motion requesting that the Court (a) confirm that the Support Agreement was terminated, (b) terminate the Debtors’ use of cash collateral on a nonconsensual basis, and (c) authorize the Debtors’ use of cash collateral through October 21, 2015 pursuant to an amended final cash collateral order acceptable to the Supporting First Lien Creditors (the “Cash Collateral Order”) (the “Emergency Motion”).

On September 28, 2015, the Court entered (i) an order granting the Emergency Motion and (ii) the Cash Collateral Order. Pursuant to the Cash Collateral Order, the Debtors were granted the right to use cash collateral until October 21, 2015, which right was extended by agreement with the Supporting First Lien Creditors to November 20, 2015.

Agreement to Use Cash Collateral and Interim Approval of Same

The First Lien Claimholders' hold first priority liens on substantially all of the Debtors’ material assets, including, without limitation, (a) substantially all personal property, including cash, deposit accounts, accounts and investments, (b) equity interests in all material (direct and indirect) domestic subsidiaries of Walter Energy and (c) substantially all material real property holdings, including mineral leaseholds in Alabama and elsewhere and "as extracted" collateral (collectively, the "Collateral"). The Collateral includes Cash Collateral, as such term is defined in Section 363(a) of the Bankruptcy Code. The Debtors’ use of the Cash Collateral on which the holders of the First Lien Lenders hold liens is critical to the Debtors’ ability to operate in the ordinary course during the Chapter 11 Cases.

Accordingly, prior to the Petition Date, the Debtors' negotiated with the Supporting First Lien Creditors an agreement to use the Cash Collateral, in accordance with the terms of the Support Agreement and subject to approval of the Court. On the Petition Date, the Debtors filed with the Court a motion (the "Cash Collateral Motion") for entry of interim and final orders to authorize the use of the Cash Collateral, to grant the First Lien Claimholders adequate protection for the use of such Cash Collateral, and to modify the automatic stay to the extent necessary to implement such agreement.

In consideration of the Debtors’ use of Cash Collateral and to ensure that the First Lien Claimholders are adequately protected, the Cash Collateral Motion requested, among other things, that the First Lien Claimholders (i) be granted first-priority replacement liens on all real or personal property of the Debtors and their estates (including, subject to entry of the final order, avoidance actions arising under Chapter 5 of the Bankruptcy Code), subject only to designated carve-out for funding of certain administrative expenses and certain permitted liens, (ii) be paid interest in cash when due based on 80% of the applicable non-default rate, pursuant to the terms of the applicable first lien debt documents, and (iii) be granted superpriority administrative expense claims against the Debtors on account of any diminution in value under Section 507(b) of the Bankruptcy Code. The Debtors also sought the establishment of a carve-out on the terms set forth in the Cash Collateral Order to fund the payout of, among other things, certain specified allowed professionals' fees. As described above and in the Cash Collateral Motion, the Debtors’ use of Cash Collateral terminates upon the occurrence of certain Triggering Events set forth in the Support Agreement, and the Debtors are required to use the Cash Collateral in compliance with the terms of the Cash Collateral Order and related consolidated budget. At the first-day hearings held on the Petition Date, the Court entered an interim order approving the Cash Collateral Motion (the "Interim Cash Collateral Order"), pursuant to which the Debtors received interim approval to use the Cash Collateral in accordance with the terms of the Interim Cash Collateral Order and a consolidated cash collateral budget acceptable to the Supporting First Lien Creditors (the "Cash Collateral Budget").

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)
Note 1 - Business and Basis of Presentation (Continued)

On July 15, 2015, the Debtors filed motions to approve the assumption of the Support Agreement (the “RSA Motion”) and the consensual use of cash collateral (the “Cash Collateral Motion”).

The Court conducted hearings on the Support Agreement and final approval of the Cash Collateral Motion, and thereafter entered orders approving each motion but with modifications unacceptable to the Supporting First Lien Creditors. As a result, the Supporting First Lien Creditors filed an Emergency Motion requesting that the Court (a) confirm that the Support Agreement was terminated, (b) terminate the Debtors’ use of cash collateral on a nonconsensual basis, and (c) authorize the Debtors’ use of cash collateral through October 21, 2015 pursuant to an amended final cash collateral order acceptable to the Supporting First Lien Creditors (the “Cash Collateral Order”) (the “Emergency Motion”).

On September 28, 2015, the Court entered (i) an order granting the Emergency Motion and (ii) the Cash Collateral Order. Pursuant to the Cash Collateral Order, the Debtors were granted the right to use cash collateral until October 21, 2015, which right was extended by agreement with the Supporting First Lien Creditors to November 20, 2015.

Reorganization Process

On the Petition Date, the Court issued certain additional interim and final orders with respect to the Debtors’ other first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. The first-day motions provided for, among other things, the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the payment of certain pre-petition amounts to certain critical vendors and possessory lien holders, the ability to pay certain pre-petition taxes and regulatory fees, the payment of certain pre-petition claims owed on account of insurance policies and programs, and the continuation of the Debtors’ surety bond programs and utility services. With respect to those first-day motions for which only interim approval was granted, the Court granted such motions on August 18th and 19th of 2015.

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

On September 4, 2015, the Court entered an order establishing October 13, 2015 (the "General Bar Date") as the bar date for potential creditors, other than governmental units, to file claims. For governmental units to file claims, the bar date was established as January 11, 2016 (the "Government Bar Date"). The bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. Proof of claim forms received after the bar date are typically not eligible for consideration of recovery as part of the Chapter 11 Cases. All known potential creditors were notified of the applicable bar date and the requirement to file a claim with the Court. The Company also published notices in various publications available to the public. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and, if necessary, the Court will make a final determination of the allowable claim. The ultimate amount or treatment of such liabilities is not determinable at this time.

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Court and certain other conditions.

A Chapter 11 plan determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Court's decisions through the date on which a Chapter 11 plan is confirmed.

On August 26, 2015, the Debtors filed a Chapter 11 Plan with the Court, which contemplated a comprehensive reorganization of the Debtors through a debt-to-equity conversion of approximately $1.9 billion of the Company's prepetition secured debt. As previously discussed, the Support Agreement was terminated and the Debtors are no longer seeking approval

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)
Note 1 - Business and Basis of Presentation (Continued)

for the Plan but are working with the Supporting First Lien Creditors to negotiate a new path forward regarding the Chapter 11 Cases.

For periods subsequent to filing the Bankruptcy Petitions, the Company will apply the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 852, Reorganizations, in preparing its consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Court, even if they may be settled for lesser amounts.
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

The Company's ability to continue as a going concern is dependent upon, among other things, market conditions and its ability to improve profitability and its ability to successfully implement a sale or Chapter 11 plan strategy. As a result of the Bankruptcy Petitions, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. Further, a Chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in the Company's Condensed Consolidated Financial Statements.
New Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the recognized debt liability. The Company adopted ASU 2015-03 in the first quarter of 2015. Previously reported other current assets, other long-term assets and long-term debt have been revised to reflect the retrospective application.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)
Note 1 - Business and Basis of Presentation (Continued)

The following reflects the retrospective application (in thousands):

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

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 2 - Liabilities Subject to Compromise

Liabilities subject to compromise represent unsecured or undersecured obligations that may be affected by the Chapter 11 Cases. Pre-petition obligations that may be impacted by the bankruptcy reorganization process are classified on the Condensed Consolidated Balance Sheet in liabilities subject to compromise as outlined in ASC 852. These liabilities are reported at the amounts expected to be allowed by the Court, even if they may be settled for lesser amounts. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed.

The Court has authorized the payment of certain pre-petition employee and retiree expenses and benefits, the payment of certain pre-petition amounts to certain critical vendors and possessory lien holders, the ability to pay certain pre-petition taxes and regulatory fees, the payment of certain pre-petition claims owed on account of insurance policies and programs, and the continuation of the Debtors’ surety bond programs and utility services. The Debtors are required to pay vendors and other providers in the ordinary course for goods and services received after the Petition Date and certain other business related payments necessary to maintain the operations of the Company's business. Accordingly, obligations associated with these matters are not classified as liabilities subject to compromise.

With the approval of the Court, the Company has and will continue to reject certain pre-petition executory contracts and unexpired leases with respect to the Company's operations. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are classified as liabilities subject to compromise. Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Court will make a final determination as to the amount of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made at this time. The Debtors will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary. Such adjustment may be material. In light of the number of creditors, the claims resolutions process may take considerable time to complete. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consist of the following (in thousands):

September 30, 2015
Notes, loans and other debt (1)	$3,027,668
Pension and other postretirement benefits obligation	676,472
Interest payable	74,275
Uncertain tax positions	41,117
Trade payables	28,810
Other accrued liabilities	14,872
Accrued royalties	2,834
Employee claims	357
Total liabilities subject to compromise	$3,866,405

(1) Notes, loans and other debt include related unamortized deferred financing costs, discounts and premiums.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 3 - Reorganization Items, Net

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the Condensed Consolidated Statements of Operations as reorganization items as required by ASC 852. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
The following table presents reorganization items (in thousands):

For the three and nine months ended September 30, 2015
Professional fees	$17,722
Rejected executory contracts, leases and other	(705)
Reorganization items, net	$17,017
Net cash paid for reorganization items for the three and nine months ended September 30, 2015 totaled approximately $1.6 million.

Note 4 - Restructuring
In the second quarter of 2015, the Company idled the West Virginia Maple underground mine and implemented workforce reductions at its corporate headquarters and its Alabama and Canadian operations. In the third quarter of 2015, the Company idled the U.K. operations and implemented additional workforce reductions at the Alabama No. 7 underground mine, the Alabama No. 4 underground mine, corporate headquarters and the Canadian operations. The Company recognized restructuring charges for the three and nine months ended September 30, 2015 of approximately $3.2 million and $4.5 million, respectively, in the U.S. Operations segment, $0.8 million and $1.6 million, respectively, in the Canadian and U.K. Operations segment and $0.2 million and $0.6 million, respectively, in the Other segment.
In the second quarter of 2014, the Company idled the Canadian operations, which included the Wolverine, Brule and Willow Creek mines in the Canadian and U.K. Operations segment. The Wolverine Mine was placed on idle status in April 2014 and the Brazion operations (which include the operations of Brule and Willow Creek) were placed on idle status in June 2014. For the three months ended September 30, 2014, the Company recognized a benefit of approximately $2.5 million, primarily in the Canadian and U.K. Operations segment, due to a revision in the estimate of severance as severance notices for some employees were rescinded during the quarter due to a change in circumstances surrounding the transportation and sale of coal. The Company recognized restructuring charges of approximately $4.6 million in the Canadian and U.K. Operations segment, $0.7 million in the U.S. Operations segment and $0.5 million in the Other segment for the nine months ended September 30, 2014. All of these amounts are presented as restructuring charges (benefit) in the Condensed Consolidated Statements of Operations.
Note 5 - Asset Impairment
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
The Company performed a recoverability analysis as of May 1, 2015 and determined that the net undiscounted cash flows were less than the carrying values for the Wolverine, Brule, Willow Creek and Belcourt Saxon long-lived assets within the Canadian and U.K. Operations segment. As a result, the Company estimated the fair value of the asset groups using a

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)
Note 5 - Asset Impairment (Continued)

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
Note 6 - Inventories
Inventories are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Coal	$89,698	$136,335
Raw materials, supplies and other	49,280	65,263
Total inventories	$138,978	$201,598

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 7 - Income Taxes

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
The Company utilizes the asset and liability method of accounting for income taxes and records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Based upon the Company's review of all positive and negative evidence, including its three year cumulative pre-tax book loss, it concluded that a full valuation allowance should continue to be recorded against its U.S. and Canadian net deferred tax assets at September 30, 2015. Management also determined that sufficient negative evidence exists to conclude that it is more likely than not that the Canadian deferred income tax assets of $351.7 million as of the beginning of the year will not be realized. In recognition of this risk, the Company increased the valuation allowance on Canadian deferred income tax assets by $323.9 million in the second quarter of 2015. The Company believes the U.K. operations will have sufficient future sources of taxable income from the reversal of taxable temporary differences to utilize its non-capital losses prior to expiration. In the future, if the Company determines that it is more likely than not that it will realize its U.S. and/or Canadian net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.
The Company recognized an income tax benefit of $673.9 million for the nine months ended September 30, 2015, compared with an income tax benefit of $75.4 million for the nine months ended September 30, 2014. The increase in the income tax benefit was primarily due to the reduction of $986.0 million of deferred tax liabilities related to the impairment of the Canadian mineral interests and property, plant and equipment recorded in the second quarter of 2015, as further described in Note 5 to the Condensed Consolidated Financial Statements. The quarterly tax benefit associated with the impairment charge was partially offset by the $323.9 million increase to the Canadian valuation allowance. A $3.3 million tax benefit was recognized during the third quarter of 2015 to reflect the effective settlement of unrecognized tax benefits in periods for which the statute of limitations had expired. A $2.0 million tax benefit was also recorded to account for the carryback of certain U.S. net operating losses generated in previous tax years.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 8 - Debt

Debt consisted of the following (dollars in thousands):

	September 30, 2015	December 31, 2014	Weighted Average Stated Interest Rate at September 30, 2015	Final Maturity
2011 term loan B	$978,178	$978,178	7.25%	2018
9.50% senior secured notes	970,000	970,000	9.50%	2019
11.00% / 12.00% senior secured PIK toggle notes	360,500	350,000	11.00% / 12.00%	2020
9.875% senior notes	388,000	388,000	9.88%	2020
8.50% senior notes (1)	383,275	450,000	8.50%	2021
Other (2)	8,916	18,085	Various	Various
Debt discount, net	(14,959)	(18,293)
Debt issuance costs	(46,086)	(54,765)
Total debt	3,027,824	3,081,205
Less: liabilities subject to compromise	(3,027,668)	—
Less: current debt (2)	(156)	(12,327)
Total long-term debt	$—	$3,068,878
_______________________________________________________________________________

(1)
On March 6, 2015, the Company issued an aggregate of 8.65 million shares of its common stock in exchange for $66.7 million of its 8.50% Senior Notes due 2021 and recognized a net gain on extinguishment of debt of $58.6 million.

(2)	Includes capital lease obligations and an equipment financing agreement.
Event of Default
The filing of the Bankruptcy Petitions described in Note 1 of the Condensed Consolidated Financial Statements constitutes an event of default that accelerated the Company's obligations under the following debt instruments (the "Debt Instruments") as of July 15, 2015:

•
Credit Agreement, dated as of April 1, 2011, with respect to approximately $978.2 million outstanding under a term loan and $70.2 million of letters of credit outstanding under a revolving loan (as amended, the "2011 Credit Agreement") as of July 15, 2015, plus accrued and unpaid interest of $8.8 million as of July 15, 2015;

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
As a result of the commencement of the Chapter 11 Cases, any efforts to collect or otherwise enforce such payment obligations under the Debt Instruments are automatically stayed and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)
Note 8 - Debt (Continued)

In accordance with the Amended Final Cash Collateral Order, the Company is authorized to pay in cash to the First Lien Noteholders all accrued but unpaid interest as of the Petition Date calculated based on 100% of the applicable non-default contract rate set forth in the 2011 Credit Agreement ($8.8 million) and in the indenture with respect to the 9.50% Senior Secured Notes due 2019 ($23.0 million) no later than December 31, 2015. The Company is also required to pay adequate protection payments on the 15th business day of each month to the First Lien Noteholders based on 80% of the applicable non-default rate set forth in the related debt agreements. The adequate protection payments are accrued and classified as interest expense in the Condensed Consolidated Statements of Operations. On October 14, 2015, the Supporting First Lien Creditors agreed to defer the adequate protection payment due on October 15, 2015 to November 15, 2015.
The Company has not recorded interest expense on the 11.00%/12.00% Senior Secured Lien PIK Toggle Notes due 2020, the 9.875% Senior Notes due 2020, the 8.50% Senior Notes due 2021 or the other debt obligations consisting of capital lease obligations and equipment financing obligations since the filing of the Bankruptcy Petitions on July 15, 2015. Contractual interest expense was $69.2 million and $207.9 million, respectively, for the three and nine months ended September 30, 2015.
Note 9 - Pension and Other Postretirement Benefits
The components of net periodic benefit cost are as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$2,178	$1,701	$1,875	$1,944
Interest cost	3,297	3,316	6,351	7,726
Expected return on plan assets	(3,696)	(4,553)	—	—
Amortization of prior service cost (credit)	169	61	(1,552)	307
Amortization of net actuarial loss	1,865	550	5,659	3,892
Net periodic benefit cost	$3,813	$1,075	$12,333	$13,869

	Pension Benefits		Other Postretirement Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$6,534	$5,103	$5,625	$5,832
Interest cost	9,891	9,980	19,053	23,178
Expected return on plan assets	(11,088)	(13,659)	—	—
Amortization of prior service cost (credit)	507	183	(4,656)	921
Amortization of net actuarial loss	5,595	1,742	16,977	11,676
Settlement loss	—	1,627	—	—
Net periodic benefit cost	$11,439	$4,976	$36,999	$41,607

During bankruptcy we continue to apply the guidance in ASC 715, Compensation - Retirement Benefits, to our pension and other postretirement benefits.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 10 - Net Loss Per Share

A reconciliation of the basic and diluted net loss per share computations for the three and nine months ended September 30, 2015 and 2014, respectively, is as follows (in thousands, except per share data):

	For the three months ended September 30,
	2015	2014
Numerator:
Net loss	$(158,643)	$(98,902)
Denominator:
Average number of common shares outstanding (1)	80,948	66,952
Basic and diluted net loss per share	$(1.96)	$(1.48)

	For the nine months ended September 30,
	2015	2014
Numerator:
Net loss	$(2,693,903)	$(342,471)
Denominator:
Average number of common shares outstanding (1)	78,290	64,986
Basic and diluted net loss per share	$(34.41)	$(5.27)
_______________________________________________________________________________

(1)
Basic earnings per share is computed by dividing net loss by the average number of common shares outstanding during the reporting period. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods. The weighted average number of stock options and restricted stock units outstanding for the three months ended September 30, 2015 and 2014 totaling 2,371,794 and 1,726,828, respectively, were excluded from the calculation above because their effect would have been anti-dilutive. Additionally, the weighted average number of stock options and restricted stock units outstanding for the nine months ended September 30, 2015 and 2014 totaling 2,341,281 and 1,437,046, respectively, were excluded from the calculation above because their effect would have been anti-dilutive.

The tables below sets forth stock options exercised and restricted stock units vested for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Stock options exercised	—	—	—	18,300
Restricted stock units vested	1,344	3,337	120,353	81,889
Total	1,344	3,337	120,353	100,189

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 11 - Commitments and Contingencies

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
On December 27, 1989, a predecessor of the Company and certain of the predecessor's affiliates each filed a voluntary petition for reorganization under the Bankruptcy Code (the "1989 Bankruptcy Cases") in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division (the "Florida Bankruptcy Court"). The Company emerged from bankruptcy on March 17, 1995 (the "Effective Date") pursuant to the Amended Joint Plan of Reorganization dated as of December 9, 1994, as modified on March 1, 1995 (as so modified the "Consensual Plan"). Although the Consensual Plan was confirmed and became effective, the Florida Bankruptcy Court retained jurisdiction over, among other things, the resolution of disputed prepetition claims against the Company and other matters that may arise in connection with or related to the Consensual Plan, including claims related to federal income taxes.
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
With respect to the tax years ended May 31, 2000 through December 31, 2008, the IRS has completed its audits of the Company's federal income tax returns for these years. The IRS issued 30-Day Letters to the Company in June 2010 and July 2012, proposing changes to tax for these tax years. The Company believes its tax filing positions have substantial merit and filed a formal protest with the IRS within the prescribed 30-day time limit for those issues which have not been previously settled or conceded. The IRS filed a rebuttal to the Company's formal protest and the case was assigned to the Appeals Division of the IRS. The Appeals Division convened a hearing on March 8, 2011 and heard arguments from both parties as to issues not settled or conceded for the 2000 through 2008 audit periods. In September 2014, the IRS Appeals Division returned these tax periods to the IRS Examination Division to be placed into suspense pending the resolution of the tax periods that are at issue in the 1989 Bankruptcy Cases. The disputed issues in these audit periods are similar to the issues remaining in the Proof of Claim.
On July 15, 2015, the Debtors filed the Bankruptcy Petitions for relief under the Bankruptcy Code ("the 2015 Bankruptcy Cases") in the Court. On September 23, 2015, the Florida Bankruptcy Court issued an order transferring the 1989 Bankruptcy Cases and the Adversary Proceedings from the jurisdiction of the Florida Bankruptcy Court to the Court overseeing the 2015 Bankruptcy Cases. In connection with the 2015 Bankruptcy Cases, the Company intends to seek a comprehensive resolution of all outstanding federal tax issues, including, to the extent possible, issues relating to the Proof of Claim asserted in the 1989 Bankruptcy Cases and the Adversary Proceeding.
With respect to the 2009 through 2013 tax years, the IRS is conducting an audit of the Company's federal income tax returns for those years. Since the examination is ongoing, any resulting tax deficiency or overpayment cannot be estimated at this time. During 2015, the statute of limitations for assessing additional income tax deficiencies will expire for certain tax

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 11 - Commitments and Contingencies (Continued)

years in several state tax jurisdictions. The expiration of the statute of limitations for these years is expected to have an immaterial impact on the total uncertain income tax positions and net income.
It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months. As of September 30, 2015, the Company had $33.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. The Company has not recorded interest on its uncertain tax positions since the filing of the Bankruptcy Petitions on July 15, 2015. Unrecorded interest related to these tax positions for the period from July 15, 2015 through September 30, 2015 was $1.9 million. Due to the uncertainty related to the potential outcome of these matters, any possible changes in unrecognized tax benefits cannot be reasonably estimated.
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
Walter Coke, Inc.
Walter Coke, Inc. ("Walter Coke") entered into a decree order in 1989 (the "1989 Order") relative to a Resource Conservation Recovery Act ("RCRA") compliance program mandated by the Environmental Protection Agency ("EPA"). A RCRA Facility Investigation ("RFI") Work Plan was prepared that proposed investigative tasks to assess the presence of contamination at the Walter Coke facility. In 2004, the EPA re-directed Walter Coke's RFI efforts toward completion of the Environmental Indicator ("EI") determinations for the Current Human Exposures, which were approved and finalized for Walter Coke's Birmingham facility in 2005. In 2008, as a follow-up to the EI determination, the EPA requested that Walter Coke perform additional soil sampling and testing in the neighborhoods surrounding its facility. The results of this sampling and testing were submitted to the EPA for review in 2009. In conjunction with the plan, Walter Coke agreed to remediate portions of 23 properties based on the 2009 sampling and that process was completed in 2012.
In 2011, the EPA notified Walter Coke in the form of a General Notice Letter that it proposed that the offsite remediation project ("35th Avenue Superfund Site") be classified and managed as a Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), allowing other Potentially Responsible Parties ("PRPs") to potentially be held responsible. Under CERCLA authority, the EPA proceeded directly with the offsite sampling work and deferred any further enforcement actions or decisions. In March 2013, the EPA released the North Birmingham Air Toxics Risk Assessment showing the air quality around Company facilities to be acceptable. In August 2013, the Agency for Toxic Substances and Disease Registry ("ATSDR") released a report concerning past, present and future exposures to residential soils in North Birmingham and concluded that there is no public health hazard. In September 2013, the EPA sent an "Offer to Conduct Work" letter to Walter Coke and four other PRPs notifying them that the EPA had completed sampling at 1,100 residential properties and that 400 properties exceeded Regional Removal Management Levels ("RMLs") and offered the PRPs an opportunity to cleanup 50 Phase I properties. The Company has notified the EPA that it has declined the Offer to Conduct Work. In July 2014, the Jefferson County Department of Health ("JCDH") said that there are no apparent health risks to individuals living in North Birmingham. In August 2014, the EPA sent an "Offer to Conduct Work" letter to Walter Coke and five other PRPs and offered the PRPs an opportunity to cleanup 30 Phase II properties. The Company notified the EPA that it declined the Offer to Conduct Work. In September 2014, the EPA proposed to add the 35th Avenue Superfund Site to the National Priorities List ("NPL"). The EPA has accepted and is reviewing comments to the proposed listing. In April 2015, ATSDR released an evaluation of air exposures to communities adjacent to the 35th Avenue Superfund Site and concluded that current exposures are unlikely to

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 11 - Commitments and Contingencies (Continued)

result in harmful effects in individuals and that the current estimated cumulative cancer risks are within the EPA's target risk range.
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
A RCRA Section 3008(h) Administrative Order on Consent with the effective date of September 24, 2012 was signed by Walter Coke and the EPA (the "2012 Order") . The 2012 Order declared that all of the approved investigation tasks of the RFI Work Plans required by the 1989 Order had been completed by Walter Coke and that the 1989 Order was terminated and is no longer in effect. The objectives of the 2012 Order are to perform Corrective Measure Studies, implement remedies if necessary, and implement and maintain institutional controls if required at the Walter Coke facility.
The Company has incurred costs to investigate the presence of contamination at the Walter Coke facility and to define remediation actions to address this environmental liability in accordance with the agreements reached with the EPA under the RFI and the residential soil sampling conducted by Walter Coke in the neighborhoods surrounding its facility. At September 30, 2015, the Company had an amount accrued that is probable and can be reasonably estimated for the costs to be incurred to identify and define remediation actions, as well as to perform certain remedial tasks which can be quantified. As of September 30, 2015, the amount of this accrual was not material to the Company's consolidated financial statements. While it is probable that the Company will incur additional future costs to remediate environmental liabilities at the Walter Coke facility, the amount of such additional costs cannot be reasonably estimated at this time. Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to the Walter Coke site or other sites, management does not believe at this time that the cleanup costs, if any, associated with these sites will have a material adverse effect on the Company's consolidated financial statements, but such cleanup costs could be material to the Company's results of operations in a future reporting period.
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

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 11 - Commitments and Contingencies (Continued)

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
On February 7, 2012, a shareholder derivative lawsuit was filed in the 10th Judicial Circuit of Alabama (Israni v. Clark et al.). On February 10, 2012, a second shareholder derivative suit was filed in the same court (Himmel v. Scheller et al.), and on February 16, 2012 a third derivative suit was filed (Walters v. Scheller et al.). All three complaints named as defendants the Company's then current Board of Directors, Keith Calder and Neil Winkelmann. The Company was named as a nominal defendant in each complaint. The three complaints allege similar claims to those alleged in the Rush complaint. The complaints variously assert state law claims for breaches of fiduciary duties for alleged failures to maintain internal controls and to properly manage the Company, unjust enrichment, waste of corporate assets, gross mismanagement and abuse of control. The three derivative actions seek among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct. On April 11, 2012, the Court consolidated these shareholder derivative suits. Walter Energy thereafter entered into a stipulation with the lead plaintiffs in the consolidated derivative suit, pursuant to which all proceedings in the derivative action were stayed pending the filing of the consolidated amended complaint in the class action. On September 19, 2012, lead plaintiffs filed a consolidated shareholder derivative complaint. This action had been stayed pending the resolution of summary judgment motions in the putative securities class action, and is now stayed in accordance with the automatic stay provisions of section 362(a) of the Bankruptcy Code.
On March 1, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of Alabama (Makohin v. Clark, et al.). On September 27, 2012, a second shareholder derivative lawsuit was filed in the same court (Sinerius v. Beatty, et al.). Both complaints name as defendants the Company's then current Board of Directors and Keith Calder. The Company is named as a nominal defendant in each complaint. These complaints, like the state court derivative claims, allege similar facts to those alleged in the Rush complaint. The Makohin complaint asserts state law claims for breaches of fiduciary duties and unjust enrichment, while the Sinerius complaint asserts these same claims as well as claims for abuse of control and gross mismanagement. Both actions seek, among other things, recovery for the Company for damages that the Company suffered as a result of alleged wrongful conduct and restitution from defendants of all profits, benefits and other compensation that they wrongfully obtained. Like the state court derivative action, both of these cases have been stayed pending resolution of summary judgment motions in the putative securities class action. Both cases were dismissed without prejudice by court order dated September 17, 2015.
Miscellaneous Litigation
Wolverine Mine
In connection with the idling of the Wolverine Mine in April 2014, approximately 302 unionized employees represented by the United Steelworkers of America, Local 1-424 ("USW Local 1-424") were laid off. There were also a number of non-union staff employees whose jobs were affected by the idling. If the Company does not recall the affected unionized employees to work prior to April 15, 2016, then the Company would be required to pay contractual severance of two weeks’ pay per year of service, to a maximum of ten weeks, for each unionized employee pursuant to USW Local 1-424, and additional sums that would be payable

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 11 - Commitments and Contingencies (Continued)

pursuant to local labour laws to both unionized and non-union employees. The Company has estimated the additional severance costs of up to CAD $12.0 million, subject to various defenses the Company believes that it has to the amount of individual severance claims. The Company continues to evaluate operating strategies to achieve value from the Wolverine reserves, which could impact the potential future severance payments. For example, if the Company recalls employees to work within 24 months of their date of layoff, no severance payments would be owed. The Company has not accrued any of this potential severance liability because the ultimate outcome is uncertain.
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
Effect of Automatic Stay
The Debtors filed voluntary petitions for relief under the Bankruptcy Code on July 15, 2015 (the "Petition Date") in the Bankruptcy Court. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases, pursuant to Section 362(a) of the Bankruptcy Code, automatically enjoined, or stayed, among other things, the continuation of most judicial or administrative proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers. Thus, the automatic stay may have no effect on certain matters described above.
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

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 12 - Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2015, net of tax (in thousands):

	Pension and other postretirement benefit plans	Foreign currency translation adjustment	Total
Beginning balance as of December 31, 2014	$(198,969)	$(19,079)	$(218,048)
Other comprehensive loss before reclassifications	—	(10,827)	(10,827)
Amounts reclassified from accumulated other comprehensive loss	11,406	—(1)	11,406
Net current-period other comprehensive income (loss)	11,406	(10,827)	579
Ending balance as of September 30, 2015	$(187,563)	$(29,906)	$(217,469)

(1)	Foreign currency translation adjustments are reclassified from accumulated other comprehensive loss to earnings upon sale or substantially complete liquidation of an investment in a foreign entity.
The following table presents amounts reclassified out of each component of accumulated other comprehensive loss for the nine months ended September 30, 2015 (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statements of Operations
Amortization of pension and other postretirement benefit plans:
Prior service credit	$(4,149)	(a)
Net actuarial loss	22,572	(a)
	18,423	Total before tax
	(7,017)	Income tax benefit
	$11,406	Net of tax

(a)
Amortization of pension benefit items are included in cost of sales (exclusive of depreciation and depletion) and selling, general and administrative expense while amortization of postretirement benefit items are included in other postretirement benefits within the Condensed Consolidated Statements of Operations.

Note 13 - Fair Value of Financial Instruments
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

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 13 - Fair Value of Financial Instruments (Continued)

The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2015 or December 31, 2014. The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, receivables and accounts payable—The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value. Cash equivalents represent highly-liquid instruments and constitute Level 1 fair value measurements.
Debt—All of the Company's outstanding debt is carried at cost. There were no borrowings outstanding under the revolver at September 30, 2015 or December 31, 2014. The estimated fair value of the Company's debt is based on observable market data (Level 2). The carrying amounts and fair values of the Company's long-term debt (excluding capital lease obligations, equipment financing agreements, and debt discounts and debt issuance costs on the revolver of $1.1 million and $0.1 million, respectively, as of September 30, 2015 and $1.5 million and $0.3 million, respectively, as of December 31, 2014 are presented below (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2011 term loan B (1)	$957,157	$334,635	$951,583	$755,936
9.50% senior secured notes (2)	$952,127	$343,138	$949,537	$759,025
11.00%/12.00% senior secured PIK toggle notes (3)	$353,839	$2,253	$342,631	$113,750
9.875% senior notes (4)	$379,544	$1,455	$378,664	$77,600
8.50% senior notes (5)	$377,456	$1,437	$442,481	$85,500
_______________________________________________________________________________

(1)	Net of debt discount and debt issuance costs of $9.4 million and $11.6 million, respectively, as of September 30, 2015 and $11.9 million and $14.7 million, respectively, as of December 31, 2014.

(2)	Net of debt discount and debt issuance costs of $2.5 million and $15.4 million, respectively, as of September 30, 2015 and $2.7 million and $17.8 million, respectively, as of December 31, 2014.

(3)	Net of debt issuance costs of $6.7 million and $7.4 million as of September 30, 2015 and December 31, 2014, respectively.

(4)	Net of debt discount and debt issuance costs of $2.0 million and $6.5 million, respectively, as of September 30, 2015 and $2.2 million and $7.1 million, respectively, as of December 31, 2014.

(5)	Net of debt issuance costs of $5.8 million and $7.5 million as of September 30, 2015 and December 31, 2014, respectively.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 14 - Segment Information

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
Summarized financial information of the Company's reportable segments is shown in the following tables (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues:
U.S. Operations	$160,215	$282,356	$599,537	$911,705
Canadian and U.K. Operations	24,280	46,355	70,780	206,976
Other	304	835	2,035	3,101
Total revenues	$184,799	$329,546	$672,352	$1,121,782

Segment operating loss:
U.S. Operations	$(90,422)	$(26,837)	$(215,348)	$(51,376)
Canadian and U.K. Operations	(11,451)	(26,598)	(2,974,547)	(145,642)
Other	(4,244)	(1,398)	(24,219)	(4,316)
Total operating loss	(106,117)	(54,833)	(3,214,114)	(201,334)
Interest expense, net	(42,222)	(79,231)	(195,309)	(218,065)
Gain (loss) on extinguishment of debt	—	3,394	58,626	902
Other income (loss), net	—	1,424	—	646
Loss before reorganization items and income tax benefit	(148,339)	(129,246)	(3,350,797)	(417,851)
Reorganization items, net	(17,017)	—	(17,017)	—
Loss before income tax benefit	(165,356)	(129,246)	(3,367,814)	(417,851)
Income tax benefit	(6,713)	(30,344)	(673,911)	(75,380)
Net loss	$(158,643)	$(98,902)	$(2,693,903)	$(342,471)

Depreciation and depletion:
U.S. Operations	$34,163	$36,649	$106,228	$113,409
Canadian and U.K. Operations	8,831	21,152	46,252	89,371
Other	493	612	1,667	1,873
Total	$43,487	$58,413	$154,147	$204,653

Capital expenditures:
U.S. Operations	$12,556	$23,503	$58,929	$63,244
Canadian and U.K. Operations	340	1,687	1,701	3,731
Other	101	1,067	699	2,758
Total	$12,997	$26,257	$61,329	$69,733

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 14 - Segment Information (Continued)

	September 30, 2015	December 31, 2014
Segment assets:
U.S. Operations	$1,051,087	$1,132,095
Canadian and U.K. Operations	573,111	3,541,015
Other	352,721	658,254
Total	$1,976,919	$5,331,364

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 15—Supplemental Guarantor and Non-Guarantor Financial Information
In accordance with the indentures governing the 9.875% Senior Notes due December 2020 and the 8.50% Senior Notes due April 2021 (collectively the "Senior Notes"), certain 100% owned U.S. domestic restricted subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis.
The Company and the subsidiaries which are guarantors under the Senior Notes are Debtors in the Chapter 11 Cases. The Company's Blue Creek Energy, Inc. ("Blue Creek Energy") subsidiary which is a not a guarantor under the senior notes is also a Debtor subsidiary. Blue Creek Energy's total assets at September 30, 2015 were $22.7 million and its net loss for the three and nine months ended September 30, 2015 was $0.2 million and $0.6 million, respectively. The following tables present unaudited condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes (Debtor), (iii) the subsidiaries which are guarantors under the senior notes (Debtor), and (iv) the subsidiaries which are not guarantors of the senior notes (Non-Debtors). These tables provide substantially the same information as would be presented pursuant to the disclosure requirements of ASC 852 with respect to condensed combined financial statements of entities in reorganization proceedings.

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 15—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$142,130	$4,521	$35,459	$—	$182,110
Trade receivables, net	—	54,025	7,939	—	61,964
Other receivables	125,448	2,853	260	—	128,561
Intercompany receivables	4,828	92,724	—	(97,552)	—
Inventories	—	95,722	43,256	—	138,978
Deferred income taxes	15,984	—	263	—	16,247
Prepaid expenses	12,294	30,534	1,678	—	44,506
Other current assets	156	139	2,163	—	2,458
Total current assets	300,840	280,518	91,018	(97,552)	574,824
Mineral interests, net	—	133,549	302,569	—	436,118
Property, plant and equipment, net	6,226	664,466	205,322	—	876,014
Investment in subsidiaries	707,655	6,481	—	(714,136)	—
Other long-term assets	40,098	32,164	17,701	—	89,963
Total assets	$1,054,819	$1,117,178	$616,610	$(811,688)	$1,976,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise
Accounts payable	$18,085	$18,741	$4,288	$—	$41,114
Accrued expenses	8,649	37,791	6,892	—	53,332
Intercompany payables	92,724	—	4,828	(97,552)	—
Other current liabilities	125,317	20,946	16,534	—	162,797
Current debt	—	—	156	—	156
Total current liabilities	244,775	77,478	32,698	(97,552)	257,399
Deferred income taxes	26,330	—	40,110	—	66,440
Other long-term liabilities	24,750	104,660	56,943	—	186,353
Total liabilities not subject to compromise	295,855	182,138	129,751	(97,552)	510,192
Liabilities subject to compromise	3,158,642	707,652	111		3,866,405
Total liabilities	3,454,497	889,790	129,862	(97,552)	4,376,597
Stockholders' equity (deficit):	(2,399,678)	227,388	486,748	(714,136)	(2,399,678)
Total liabilities and stockholders' equity (deficit)	$1,054,819	$1,117,178	$616,610	$(811,688)	$1,976,919

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 15—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and cash equivalents	$421,533	$1,117	$45,882	$—	$468,532
Trade receivables, net	—	88,959	2,098	—	91,057
Other receivables	123,659	2,193	1,185	—	127,037
Intercompany receivables	—	206,118	14,952	(221,070)	—
Inventories	—	110,882	90,716	—	201,598
Deferred income taxes	15,986	—	833	—	16,819
Prepaid expenses	3,424	40,044	2,722	—	46,190
Other current assets	106	7,029	2,150	—	9,285
Total current assets	564,708	456,342	160,538	(221,070)	960,518
Mineral interests, net	—	135,377	2,701,424	—	2,836,801
Property, plant and equipment, net	7,558	726,478	732,261	—	1,466,297
Investment in subsidiaries	3,233,399	6,459	—	(3,239,858)	—
Other long-term assets	43,420	17,857	6,471	—	67,748
Total assets	$3,849,085	$1,342,513	$3,600,694	$(3,460,928)	$5,331,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,296	$30,697	$5,987	$—	$38,980
Accrued expenses	43,088	60,762	21,468	—	125,318
Pension and other postretirement benefits obligation	95	28,937	—	—	29,032
Intercompany payables	221,070	—	—	(221,070)	—
Other current liabilities	168,444	27,172	20,336	—	215,952
Current debt	—	7,209	5,118	—	12,327
Total current liabilities	434,993	154,777	52,909	(221,070)	421,609
Long-term debt	3,063,121	5,704	53	—	3,068,878
Deferred income taxes	23,766	—	706,919	—	730,685
Pension and other postretirement benefits obligation	10,502	630,729	—	—	641,231
Other long-term liabilities	35,122	96,599	55,659	—	187,380
Total liabilities	3,567,504	887,809	815,540	(221,070)	5,049,783
Stockholders' equity	281,581	454,704	2,785,154	(3,239,858)	281,581
Total liabilities and stockholders' equity	$3,849,085	$1,342,513	$3,600,694	$(3,460,928)	$5,331,364

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 15—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$155,845	$23,223	$—	$179,068
Miscellaneous income	226	1,910	3,595	—	5,731
Total revenues	226	157,755	26,818	—	184,799
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	190,245	26,402	—	216,647
Depreciation and depletion	493	33,334	9,660	—	43,487
Selling, general and administrative	4,822	6,711	2,700	—	14,233
Other postretirement benefits	(67)	12,400	—	—	12,333
Restructuring charges	192	3,178	846	—	4,216
Total costs and expenses	5,440	245,868	39,608	—	290,916
Operating loss	(5,214)	(88,113)	(12,790)	—	(106,117)
Interest income (expense), net	(42,535)	(45)	358	—	(42,222)
Loss before reorganization items, net and income tax benefit	(47,749)	(88,158)	(12,432)	—	(148,339)
Reorganization items, net	(17,581)	230	334		(17,017)
Loss before income tax benefit	(65,330)	(87,928)	(12,098)	—	(165,356)
Income tax benefit	(3,144)	—	(3,569)	—	(6,713)
Equity in net losses of subsidiaries	(96,457)	—	—	96,457	—
Net loss	$(158,643)	$(87,928)	$(8,529)	$96,457	$(158,643)

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 15—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$280,010	$39,532	$—	$319,542
Miscellaneous income (loss)	(40)	1,834	8,210	—	10,004
Total revenues	(40)	281,844	47,742	—	329,546
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	246,187	51,738	—	297,925
Depreciation and depletion	612	35,289	22,512	—	58,413
Selling, general and administrative	1,387	11,564	3,647	—	16,598
Other postretirement benefits	(45)	13,914	—	—	13,869
Restructuring charges (benefit)	50	(13)	(2,500)	—	(2,463)
Asset impairments	—	37	—	—	37
Total costs and expenses	2,004	306,978	75,397	—	384,379
Operating loss	(2,044)	(25,134)	(27,655)	—	(54,833)
Interest expense, net	(77,856)	(257)	(1,118)	—	(79,231)
Gain on extinguishment of debt	3,394	—	—	—	3,394
Other income (loss), net	1,424	—	—	—	1,424
Loss before income tax expense (benefit)	(75,082)	(25,391)	(28,773)	—	(129,246)
Income tax expense (benefit)	(404)	17	(29,957)	—	(30,344)
Equity in net losses of subsidiaries	(24,224)	—	—	24,224	—
Net loss	$(98,902)	$(25,408)	$1,184	$24,224	$(98,902)

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 15—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$587,530	$71,019	$—	$658,549
Miscellaneous income	1,454	4,795	7,554	—	13,803
Total revenues	1,454	592,325	78,573	—	672,352
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	626,341	100,866	—	727,207
Depreciation and depletion	1,667	103,610	48,870	—	154,147
Selling, general and administrative	24,663	30,204	8,656	—	63,523
Other postretirement benefits	(200)	37,199	—	—	36,999
Restructuring charges	547	4,500	1,615	—	6,662
Asset impairments	—	—	2,897,928	—	2,897,928
Total costs and expenses	26,677	801,854	3,057,935	—	3,886,466
Operating loss	(25,223)	(209,529)	(2,979,362)	—	(3,214,114)
Interest expense, net	(194,125)	(406)	(778)	—	(195,309)
Gain on extinguishment of debt	58,626	—	—	—	58,626
Loss before reorganization items, net and income tax benefit	(160,722)	(209,935)	(2,980,140)	—	(3,350,797)
Reorganization items, net	(17,581)	230	334		(17,017)
Loss before income tax benefit	(178,303)	(209,705)	(2,979,806)	—	(3,367,814)
Income tax benefit	(6,383)	—	(667,528)	—	(673,911)
Equity in net losses of subsidiaries	(2,521,983)	—	—	2,521,983	—
Net loss	$(2,693,903)	$(209,705)	$(2,312,278)	$2,521,983	$(2,693,903)

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 15—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Sales	$—	$903,120	$199,633	$—	$1,102,753
Miscellaneous income	939	5,564	12,526	—	19,029
Total revenues	939	908,684	212,159	—	1,121,782
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	—	744,414	247,147	—	991,561
Depreciation and depletion	1,873	109,544	93,236	—	204,653
Selling, general and administrative	4,501	37,069	14,809	—	56,379
Other postretirement benefits	(133)	41,740	—	—	41,607
Restructuring charges	564	667	4,604	—	5,835
Asset impairments	—	23,081	—	—	23,081
Total costs and expenses	6,805	956,515	359,796	—	1,323,116
Operating loss	(5,866)	(47,831)	(147,637)	—	(201,334)
Interest income (expense), net	(222,598)	6,726	(2,193)	—	(218,065)
Gain on extinguishment of debt	902	—	—	—	902
Other income (loss), net	705	—	(59)	—	646
Loss before income tax benefit	(226,857)	(41,105)	(149,889)	—	(417,851)
Income tax benefit	(2,837)	(4,342)	(68,201)	—	(75,380)
Equity in net losses of subsidiaries	(118,451)	—	—	118,451	—
Net loss	$(342,471)	$(36,763)	$(81,688)	$118,451	$(342,471)

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 15—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(158,643)	$(87,928)	$(8,529)	$96,457	$(158,643)
Other comprehensive income (loss):
Change in pension and other postretirement benefit plans, net of tax	4,007	3,846	—	(3,846)	4,007
Change in foreign currency translation adjustment	(13,922)	—	(13,922)	13,922	(13,922)
Total other comprehensive income (loss)	(9,915)	3,846	(13,922)	10,076	(9,915)
Total comprehensive loss	$(168,558)	$(84,082)	$(22,451)	$106,533	$(168,558)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(98,902)	$(25,408)	$1,184	$24,224	$(98,902)
Other comprehensive income (loss):
Change in pension and other postretirement benefit plans, net of tax	2,977	2,963	—	(2,963)	2,977
Change in foreign currency translation adjustment	(21,672)	—	(21,672)	21,672	(21,672)
Total other comprehensive income (loss)	(18,695)	2,963	(21,672)	18,709	(18,695)
Total comprehensive loss	$(117,597)	$(22,445)	$(20,488)	$42,933	$(117,597)

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 15—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(2,693,903)	$(209,705)	$(2,312,278)	$2,521,983	$(2,693,903)
Other comprehensive income (loss):
Change in pension and other postretirement benefit plans, net of tax	11,406	10,946	—	(10,946)	11,406
Change in foreign currency translation adjustment	(10,827)	—	(10,827)	10,827	(10,827)
Total other comprehensive income (loss)	579	10,946	(10,827)	(119)	579
Total comprehensive loss	$(2,693,324)	$(198,759)	$(2,323,105)	$2,521,864	$(2,693,324)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(342,471)	$(36,763)	$(81,688)	$118,451	$(342,471)
Other comprehensive income (loss):
Change in pension and other postretirement benefit plans, net of tax	9,994	9,954	—	(9,954)	9,994
Change in unrealized gain on hedges, net of tax	1,679	3	—	(3)	1,679
Change in foreign currency translation adjustment	(8,244)	—	(8,244)	8,244	(8,244)
Total other comprehensive income (loss)	3,429	9,957	(8,244)	(1,713)	3,429
Total comprehensive loss	$(339,042)	$(26,806)	$(89,932)	$116,738	$(339,042)

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 15—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$55,538	$(254,568)	$(17,960)	$—	$(216,990)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(699)	(57,295)	(3,335)	—	(61,329)
Proceeds from sale of property, plant and equipment	—	1,575	201	—	1,776
Other	—	—	364	—	364
Cash flows used in investing activities	(699)	(55,720)	(2,770)	—	(59,189)
FINANCING ACTIVITIES
Retirements of debt	—	(4,150)	(4,336)	—	(8,486)
Advances from (to) consolidated entities	(334,182)	317,842	16,340	—	—
Other	(60)	—	—	—	(60)
Cash flows provided by (used in) financing activities	(334,242)	313,692	12,004	—	(8,546)
Effect of foreign exchange rates on cash	—	—	(1,697)	—	(1,697)
Net increase (decrease) in cash and cash equivalents	(279,403)	3,404	(10,423)	—	(286,422)
Cash and cash equivalents at beginning of period	421,533	1,117	45,882	—	468,532
Cash and cash equivalents at end of period	$142,130	$4,521	$35,459	$—	$182,110

WALTER ENERGY, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

Note 15—Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

WALTER ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Cash flows provided by (used in) operating activities	$(124,771)	$116,284	$(12,299)	$—	$(20,786)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,758)	(60,853)	(6,122)	—	(69,733)
Proceeds from sale of property, plant and equipment	—	24,112	—	—	24,112
Intercompany loans made	(5,200)	—	—	5,200	—
Intercompany loans received	1,828	—	—	(1,828)	—
Other	—	—	134	—	134
Cash flows used in investing activities	(6,130)	(36,741)	(5,988)	3,372	(45,487)
FINANCING ACTIVITIES
Proceeds from issuance of debt	869,800	—	—	—	869,800
Retirements of debt	(406,566)	(5,894)	(5,861)	—	(418,321)
Dividends paid	(1,944)	—	—	—	(1,944)
Debt issuance costs	(27,748)	—	—	—	(27,748)
Advances from (to) consolidated entities	30,043	(73,617)	43,574	—	—
Intercompany notes borrowings	—	—	5,200	(5,200)	—
Intercompany notes payments	—	—	(1,828)	1,828	—
Other	(195)	—	—	—	(195)
Cash flows provided by (used in) financing activities	463,390	(79,511)	41,085	(3,372)	421,592
Effect of foreign exchange rates on cash	—	—	(1,514)	—	(1,514)
Net increase in cash and cash equivalents	332,489	32	21,284	—	353,805
Cash and cash equivalents at beginning of period	234,150	1,620	25,048	—	260,818
Cash and cash equivalents at end of period	$566,639	$1,652	$46,332	$—	$614,623

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
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report includes statements of our expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should" and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	unfavorable economic, financial and business conditions;

•	our ability to obtain Court approval with respect to motions or other requests made to the Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	our ability to negotiate, develop, confirm and consummate a plan of reorganization;

•	the effects of the bankruptcy filing on the Company and on the interests of various constituents, including holders of our common stock;

•	Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;

•	increased advisory costs to execute a reorganization;

•	the impact of the NYSE’s delisting of our common stock on the liquidity and market price of our common stock and on our ability to access the public capital markets;

•	the uncertainty that any trading market for our common stock will develop or be sustained in the over-the-counter markets;

•	a substantial or extended decline in pricing or demand;

•	failure of our customers to honor or renew contracts;

•	our ability to collect payments from our customers;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	title defects preventing us from (or resulting in additional costs for) mining our mineral interests;

•	concentration of our mining operations in a limited number of areas;

•	a significant reduction of or loss of purchases by our largest customers;

•	unavailability or uneconomical transportation for our coal;

•	significant competition and foreign currency fluctuation;

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, labor shortages and other labor relations matters within our operations and those of our suppliers and customers;

•	our ability to attract and hire a skilled labor force and retain key personnel;

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of coal reserves;

•	our ability to develop or acquire coal reserves in an economically feasible manner;

•	challenges to our licenses, permits and other authorizations;

•	failure to meet project development and expansion targets;

•	challenges associated with operating in foreign jurisdictions;

•	challenges associated with environmental, health and safety laws and regulations;

•	regulatory requirements associated with federal, state, local and provincial regulatory agencies, and such agencies' authority to order temporary or permanent closure of our mines;

•	increased focus by regulatory authorities on the effects of surface coal mining on the environment;

•	climate change concerns;

•	our operations' impact on the environment;

•	our indebtedness;

•	our ability to sustain our business and the enterprise, to generate cash for our financial obligations, to refinance our indebtedness or to obtain additional financing;

•	our ability to incur additional indebtedness;

•	restrictions in our existing and future debt agreements;

•	events beyond our control that may result in an event of default under one or more of our debt instruments;

•	downgrades in our credit ratings;

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•	costs associated with our pension and benefits, including post-retirement benefits;

•	costs associated with our workers' compensation and certain medical and disability benefits;

•	adverse rulings in current or future litigation;

•	volatility in the price of our common stock;

•	our ability to pay regular dividends to our stockholders;

•	potential terrorist attacks and threats and escalation of military activity in response to such attacks;

•	potential cyber-attacks or other security breaches; and

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
Overview
We are a producer and exporter of metallurgical coal for the global steel industry from underground and surface mines with mineral reserves located in the U.S., Canada and the U.K. We also extract, process, market and/or possess mineral reserves of thermal coal and anthracite coal, as well as produce metallurgical coke and coal bed methane gas.
We currently operate four active coal mines, a coke plant and a coal bed methane extraction operation all within our U.S. Operations segment. The U.S. Operations segment includes the operations of our underground mines, surface mines, coke plant and natural gas operations located in Alabama and our underground and surface mining operations located in West Virginia. The West Virginia Maple underground mine was idled in June 2015 and resumed operations in September 2015.
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
Sales of metallurgical coal for the three months ended September 30, 2015 were 1.5 million metric tons and accounted for approximately 90% of our coal sales volume. Comparatively, for the three months ended September 30, 2014, sales of metallurgical coal were 2.3 million metric tons and accounted for approximately 90% of our coal sales volume.

Sales of thermal coal for the three months ended September 30, 2015 were 161 thousand metric tons and accounted for approximately 10% of our coal sales volume. Comparatively, for the three months ended September 30, 2014, sales of thermal coal were 259 thousand metric tons and accounted for approximately 10% of our coal sales volume.
Filing Under Chapter 11 of the United States Bankruptcy Code
On July 15, 2015 (the "Petition Date"), Walter Energy and certain of its wholly owned domestic subsidiaries (the "Filing Subsidiaries" and together with Walter Energy, the "Debtors") filed voluntary petitions for reorganization (the petitions collectively, the "Bankruptcy Petitions") under Chapter 11 of Title 11 of the U.S. Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Alabama (the "Court"). The Company’s Canadian and U.K. Operations are not included in the filings. The Debtors' Chapter 11 Cases (collectively, the "Chapter 11 Cases") are being jointly administered under the caption In re Walter Energy, Inc., et al., Case No. 15-02741-TOM11. The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

The filings of the Bankruptcy Petitions constituted an event of default under the indentures governing the outstanding senior notes, the 2011 Credit Agreement and the Company's other debt obligations, all as further described in Note 8 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and all principal, interest and other amounts due thereunder became immediately due and payable. Any efforts to enforce such payment obligations are automatically stayed as a result of the Bankruptcy Petitions' and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Restructuring Support Agreement

In connection with the Bankruptcy Petitions, Walter Energy entered into a Restructuring Support Agreement, dated as of July 15, 2015 (the "Support Agreement"), among Walter Energy, on behalf of itself and the Filing Subsidiaries, certain holders of first-lien claims in connection with the 2011 Credit Agreement (the "First Lien Lenders") and certain holders of Walter Energy’s 9.50% Senior Secured Notes due 2019 (the "First Lien Noteholders" and collectively with the First Lien Lenders, the "First Lien Claimholders" and the First Lien Claimholders party to the Support Agreement, the "Supporting First Lien Creditors"), providing that the Supporting First Lien Creditors will support a restructuring of the Company, subject to the terms and conditions of the Support Agreement.

The Support Agreement provided for, among other things, (a) a consensual debt-to-equity conversion of the debt under the 2011 Credit Agreement and Walter Energy’s 9.50% Senior Secured Notes due 2019 pursuant to a Chapter 11 plan (the "Plan") and (b) Walter Energy’s consensual use of the First Lien Claimholders’ cash collateral (the "Cash Collateral") for no more than seven months to allow Walter Energy to pursue confirmation of the Plan, subject to the terms and conditions of the order authorizing the use of Cash Collateral and the Support Agreement.

The Support Agreement further provided that if a Triggering Event (as defined in the Support Agreement) occurred, holders of a majority in principal amount of First Lien Claims (as defined in the Support Agreement) held by the Supporting First Lien Creditors could, by providing notice to Walter Energy, cause Walter Energy to abandon the Plan process and to pursue a sale of substantially all of the assets of Walter Energy pursuant to Sections 105, 363 and 365 of the Bankruptcy Code on the terms set forth in the Support Agreement.

On July 15, 2015, the Debtors filed motions to approve the assumption of the Support Agreement (the “RSA Motion”) and the consensual use of cash collateral (the “Cash Collateral Motion”).

The Court conducted hearings on the Support Agreement and final approval of the Cash Collateral Motion, and thereafter entered orders approving each motion but with modifications unacceptable to the Supporting First Lien Creditors. As a result, the Supporting First Lien Creditors filed an Emergency Motion requesting that the Court (a) confirm that the Support Agreement was terminated, (b) terminate the Debtors’ use of cash collateral on a nonconsensual basis, and (c) authorize the Debtors’ use of cash collateral through October 21, 2015 pursuant to an amended final cash collateral order acceptable to the Supporting First Lien Creditors (the “Cash Collateral Order”) (the “Emergency Motion”).

On September 28, 2015, the Court entered (i) an order granting the Emergency Motion and (ii) the Cash Collateral Order. Pursuant to the Cash Collateral Order, the Debtors were granted the right to use cash collateral until October 21, 2015, which right was extended by agreement with the Supporting First Lien Creditors to November 20, 2015.

Agreement to Use Cash Collateral and Interim Approval of Same

The First Lien Claimholders' hold first priority liens on substantially all of the Debtors’ material assets, including, without limitation, (a) substantially all personal property, including cash, deposit accounts, accounts and investments, (b) equity interests in all material (direct and indirect) domestic subsidiaries of Walter Energy and (c) substantially all material real property holdings, including mineral leaseholds in Alabama and elsewhere and "as extracted" collateral (collectively, the "Collateral"). The Collateral includes Cash Collateral, as such term is defined in Section 363(a) of the Bankruptcy Code. The Debtors’ use of the Cash Collateral on which the holders of the First Lien Lenders hold liens is critical to the Debtors’ ability to operate in the ordinary course during the Chapter 11 Cases.

Accordingly, prior to the Petition Date, the Debtors' negotiated with the Supporting First Lien Creditors an agreement to use the Cash Collateral, in accordance with the terms of the Support Agreement and subject to approval of the Court. On the Petition Date, the Debtors filed with the Court a motion (the "Cash Collateral Motion") for entry of interim and final orders to authorize the use of the Cash Collateral, to grant the First Lien Claimholders adequate protection for the use of such Cash Collateral, and to modify the automatic stay to the extent necessary to implement such agreement.

In consideration of the Debtors’ use of Cash Collateral and to ensure that the First Lien Claimholders are adequately protected, the Cash Collateral Motion requested, among other things, that the First Lien Claimholders (i) be granted first-priority replacement liens on all real or personal property of the Debtors and their estates (including, subject to entry of the final order, avoidance actions arising under Chapter 5 of the Bankruptcy Code), subject only to designated carve-out for funding of certain administrative expenses and certain permitted liens, (ii) be paid interest in cash when due based on 80% of the applicable non-default rate, pursuant to the terms of the applicable first lien debt documents, and (iii) be granted superpriority administrative expense claims against the Debtors on account of any diminution in value under Section 507(b) of the Bankruptcy Code. The Debtors also sought the establishment of a carve-out on the terms set forth in the Cash Collateral Order to fund the payout of, among other things, certain specified allowed professionals fees. As described above and in the Cash Collateral Motion, the Debtors’ use of Cash Collateral terminates upon the occurrence of certain Triggering Events set forth in the Support Agreement, and the Debtors are required to use the Cash Collateral in compliance with the terms of the Cash Collateral Order and related consolidated budget. At the first-day hearings held on the Petition Date, the Court entered an interim order approving the Cash Collateral Motion (the "Interim Cash Collateral Order"), pursuant to which the Debtors received interim approval to use the Cash Collateral in accordance with the terms of the Interim Cash Collateral Order and a consolidated cash collateral budget acceptable to the Supporting First Lien Creditors (the "Cash Collateral Budget").

On July 15, 2015, the Debtors filed motions to approve the assumption of the Support Agreement (the “RSA Motion”) and the consensual use of cash collateral (the “Cash Collateral Motion”).

The Court conducted hearings on the Support Agreement and final approval of the Cash Collateral Motion, and thereafter entered orders approving each motion but with modifications unacceptable to the Supporting First Lien Creditors. As a result, the Supporting First Lien Creditors filed an Emergency Motion requesting that the Court (a) confirm that the Support Agreement was terminated, (b) terminate the Debtors’ use of cash collateral on a nonconsensual basis, and (c) authorize the Debtors’ use of cash collateral through October 21, 2015 pursuant to an amended final cash collateral order acceptable to the Supporting First Lien Creditors (the “Cash Collateral Order”) (the “Emergency Motion”).

On September 28, 2015, the Court entered (i) an order granting the Emergency Motion and (ii) the Cash Collateral Order. Pursuant to the Cash Collateral Order, the Debtors were granted the right to use cash collateral until October 21, 2015, which right was extended by agreement with the Supporting First Lien Creditors to November 20, 2015.

Reorganization Process

On the Petition Date, the Court issued certain additional interim and final orders with respect to the Debtors’ other first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. The first-day motions provided for, among other things, the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the payment of certain pre-petition amounts to certain critical vendors and possessory lien holders, the ability to pay certain pre-petition taxes and regulatory fees, the payment of certain pre-petition claims owed on account of insurance policies and programs, and the continuation of the Debtors’ surety bond programs and utility services. With respect to those first-day motions for which only interim approval was granted, the Court granted such motions on August 18th and 19th of 2015.

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

On September 4, 2015, the Court entered an order establishing October 13, 2015 (the "General Bar Date") as the bar date for potential creditors, other than governmental units, to file claims. For governmental units to file claims, the bar date was established as January 11, 2016 (the "Government Bar Date"). The bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. Proof of claim forms received after the bar date are typically not eligible for consideration of recovery as part of the Chapter 11 Cases. All known potential creditors were notified of the applicable bar date and the requirement to file a claim with the Court. The Company also published notices in various publications available to the public. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and, if necessary, the Court will make a final determination of the allowable claim. The ultimate amount or treatment of such liabilities is not determinable at this time.

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Court and certain other conditions.

A Chapter 11 plan determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Court's decisions through the date on which a Chapter 11 plan is confirmed.

On August 26, 2015, the Debtors filed the Chapter 11 Plan with the Court, which contemplated a comprehensive reorganization of the Debtors through a debt-to-equity conversion of approximately $1.9 billion of the Company's prepetition secured debt. As previously discussed, the Support Agreement was terminated and the Debtors are no longer seeking approval for the Plan but are working with the Supporting First Lien Creditors to negotiate a new path forward regarding the Chapter 11 Cases.

For periods subsequent to filing the Bankruptcy Petitions, the Company will apply the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 852, Reorganizations, in preparing its consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Court, even if they may be settled for lesser amounts.

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

The Company's ability to continue as a going concern is dependent upon, among other things, market conditions and its ability to improve profitability and its ability to successfully implement a sale or Chapter 11 plan strategy. As a result of the Bankruptcy Petitions, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. Further, a Chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in the Company's Condensed Consolidated Financial Statements.

Industry Overview and Outlook

The global metallurgical coal market remains challenged and has shown no meaningful improvement over the last several quarters due to the decelerating steel demand in China, an oversupplied metallurgical coal market and the weak Australian dollar. According to Wood Mackenzie's Global Metallurgical Coal Short-term Outlook ("Wood Mackenzie") released in September 2015, the metallurgical coal benchmark price for the fourth quarter of 2015 settled at $89.00 per metric ton, which is an approximate 4% decrease from the third quarter 2015 benchmark price of $93.00 per metric ton, and prices are expected to only modestly recover in 2016 and 2017.
According to Wood Mackenzie, global coal producers have announced production cuts of approximately 41.0 million metric tons of metallurgical coal since January 2014 in response to the downturn in the market. However, weakened demand from China for imported coal driven by reduced demand in all sectors, including the non-residential property sector, as well as new Chinese government policies on environmental limits on emissions have offset the effect of these production cuts. Weak pricing and demand in the domestic coke and steel market has led to increased exports from China throughout the rest of Asia further driving a reduction in demand for coal imports from U.S. producers. We believe that a significant portion of global metallurgical coal production remains uneconomic and we expect additional idling of mines if current market conditions do not improve.
While the outlook for the short-term remains negative, there are positive signs in the long-term, as steel demand is expected to grow in China and India in response to anticipated infrastructure development and construction of new steel mills. We believe the long-term demand for our metallurgical coal within all of our markets to be strong as we believe that global steel making will continue to require increasing amounts of high quality metallurgical coal. As such, we are focused on the long-term metallurgical coal market. We remain committed to aggressively controlling costs, improving operating performance and productivity, reducing expenses and increasing liquidity. We have responded to the deterioration in market conditions by curtailing, and in some cases idling, higher-cost and lower-quality coal mines, which include our Canadian operations and, temporarily, our West Virginia Maple underground mine, which resumed operations in September 2015. We also idled our U.K. operations in July 2015.

RESULTS OF OPERATIONS
Summary Operating Results for the
Three Months Ended September 30, 2015 and 2014

	For the three months ended September 30, 2015
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$158,334	$20,689	$45	$179,068
Miscellaneous income	1,881	3,591	259	5,731
Total revenues	160,215	24,280	304	184,799
Cost and expenses:
Cost of sales (exclusive of depreciation and depletion)	193,086	23,521	40	216,647
Depreciation and depletion	34,163	8,831	493	43,487
Selling, general and administrative	7,810	2,533	3,890	14,233
Other postretirement benefits	12,400	—	(67)	12,333
Restructuring charges	3,178	846	192	4,216
Total costs and expenses	250,637	35,731	4,548	290,916
Operating loss	$(90,422)	$(11,451)	$(4,244)	(106,117)
Interest expense, net				(42,222)
Reorganization items, net				(17,017)
Income tax benefit				(6,713)
Net loss				$(158,643)

	For the three months ended September 30, 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$281,104	$38,261	$177	$319,542
Miscellaneous income	1,252	8,094	658	10,004
Total revenues	282,356	46,355	835	329,546
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	247,190	50,737	(2)	297,925
Depreciation and depletion	36,649	21,152	612	58,413
Selling, general and administrative	11,415	3,565	1,618	16,598
Other postretirement benefits	13,914	—	(45)	13,869
Restructuring charges (benefit)	(12)	(2,501)	50	(2,463)
Asset impairments	37	—	—	37
Total costs and expenses	309,193	72,953	2,233	384,379
Operating loss	$(26,837)	$(26,598)	$(1,398)	(54,833)
Interest expense, net				(79,231)
Gain on extinguishment of debt				3,394
Other income, net				1,424
Income tax benefit				(30,344)
Net loss				$(98,902)

	Increase (decrease) for the three months ended September 30, 2015 versus 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$(122,770)	$(17,572)	$(132)	$(140,474)
Miscellaneous income	629	(4,503)	(399)	(4,273)
Total revenues	(122,141)	(22,075)	(531)	(144,747)
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	(54,104)	(27,216)	42	(81,278)
Depreciation and depletion	(2,486)	(12,321)	(119)	(14,926)
Selling, general and administrative	(3,605)	(1,032)	2,272	(2,365)
Other postretirement benefits	(1,514)	—	(22)	(1,536)
Restructuring charges (benefit)	3,190	3,347	142	6,679
Asset impairments	(37)	—	—	(37)
Total costs and expenses	(58,556)	(37,222)	2,315	(93,463)
Operating loss	$(63,585)	$15,147	$(2,846)	(51,284)
Interest expense, net				37,009
Gain on extinguishment of debt				(3,394)
Other income, net				(1,424)
Reorganization items, net				(17,017)
Income tax benefit				23,631
Net loss				$(59,741)

Summary of Third Quarter Consolidated Results of Operations
Our net loss for the three months ended September 30, 2015 was $158.6 million, or $1.96 per diluted share, which compares to a net loss of $98.9 million, or $1.48 per diluted share, for the three months ended September 30, 2014.
Sales decreased $140.5 million, or 44.0%, for the three months ended September 30, 2015 compared with the prior year period. The decrease in sales resulted from decreases of $95.3 million due to lower sales volumes of metallurgical coal, $20.7 million due to lower average selling prices per metric ton of metallurgical coal sold, $18.5 million due to lower sales in our metallurgical coke and coal bed methane gas operations, and $6.9 million due to lower thermal coal sales volume. The decrease in metallurgical coal sales volume was primarily due to lower sales volumes in our U.S. operations as a result of decreased production at our Alabama No. 7 underground mine, the temporary idling of the West Virginia Maple underground mine during the third quarter of 2015 and the idling of the Canadian operations in the second quarter of 2014. The decreased production at our Alabama No. 7 underground mine was primarily due to roof instability during the current quarter and the reduction in the daily operating shifts of one longwall in connection with our cost containment initiatives. The decrease in the average selling price per metric ton of metallurgical coal continues to reflect the pricing pressure currently being experienced in the metallurgical coal market due to oversupply and weak demand.
Cost of sales, exclusive of depreciation and depletion, decreased $81.3 million, or 27.3%, for the three months ended September 30, 2015 as compared with the prior year period. The decrease resulted from decreases of $83.6 million due to lower sales volumes of metallurgical coal, $13.3 million due to lower thermal coal sales volumes and lower average cash costs of sales per metric ton of thermal coal sold and $7.8 million due to lower cost of sales in our metallurgical coke and coal bed methane gas operations. These decreases were offset by increases of $21.5 million due to higher average cash costs of sales per metric ton of metallurgical coal tons sold within our U.S. Operations primarily as a result of the previously mentioned roof instability at our Alabama No. 7 underground mine.
Consolidated gross margin percentage, calculated as consolidated revenues less consolidated cost of sales, exclusive of depreciation and depletion, divided by consolidated revenues, was (17.2)% for the three months ended September 30, 2015 compared with 9.6% in the prior year period. Consolidated gross margin percentage for our U.S. Operations and Canadian and U.K. Operations was (20.5)% and 3.1%, respectively, for the three months ended September 30, 2015 compared with 12.5% and (9.5)%, respectively, in the prior year period. The decrease in margins within our U.S. Operations primarily reflects the higher cash cost of sales for the current quarter as a result of roof instability at our Alabama No. 7 underground mine and lower average selling prices per metric ton of metallurgical coal sold. The increase in margins within our Canadian and U.K. Operations during the current quarter compared to the prior year quarter primarily reflects lower idle mine costs incurred during the current quarter related to the Canadian operations.
Depreciation and depletion expense decreased $14.9 million, or (25.6)%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, which was primarily attributable to the idling of our Canadian operations in the second quarter of 2014 and planned reductions in capital expenditures in 2014 and 2015.
Selling, general and administrative expenses decreased $2.4 million, or 14.2%, for the three months ended September 30, 2015 as compared with the prior year period. The decrease was primarily due to continued focus on our cost containment initiatives, offset partially by $4.2 million in professional fees incurred prior to the Petition Date related to the Bankruptcy Petitions and the reorganization process.
The operating results for the three months ended September 30, 2015 include restructuring charges of $4.2 million in connection with the idling of the U.K. operations and workforce reductions at the Alabama No. 7 underground mine, corporate headquarters and the Canadian operations. The operating results for the prior year period include a restructuring benefit of $2.5 million as a result of a revision in the estimate of severance within our Canadian operations as severance notices to some employees were rescinded during the prior year quarter due to a change in circumstances surrounding the transportation and sale of coal.
The $37.0 million decrease in interest expense, net for the three months ended September 30, 2015 as compared with the prior year period was primarily due to the Company only accruing adequate protection payments subsequent to the Bankruptcy Petitions to certain senior secured lenders.
The $3.4 million net gain on extinguishment of debt for the three months ended September 30, 2014 was due to a net gain of $9.9 million recognized upon the extinguishment of $25.0 million of our 9.875% Senior Notes due in 2020 in exchange for shares of common stock offset partially by accelerated amortization of debt issuance costs of $6.5 million associated with the Eighth Amendment to the 2011 Credit Agreement.

The $17.0 million of reorganization items, net for the three months ended September 30, 2015 primarily relates to professional fees incurred directly associated with the Chapter 11 Cases.
The Company recognized an income tax benefit of $6.7 million for the three months ended September 30, 2015 compared with an income tax benefit of $30.3 million for the prior year period. The decrease in the quarterly income tax benefit was primarily due to the full valuation allowance provided against the Canadian net deferred assets recorded for Canadian operating losses in the current period. The income tax benefit for the current period also includes a $3.3 million tax benefit recognized to reflect the effective settlement of unrecognized tax benefits in periods where the statue of limitations had expired.
Segment Analysis
U.S. Operations
Metallurgical coal sales totaled 1.2 million metric tons for the three months ended September 30, 2015, representing a decrease of 37.4%, or 743 thousand metric tons, in comparison to the prior year period. The average selling price of metallurgical coal in the third quarter of 2015 was $95.04 per metric ton, representing a 13.9% decrease from the average selling price of $110.42 per metric ton for the prior year period. The decrease in the average selling price of metallurgical coal continues to reflect the pricing pressure currently being experienced in the metallurgical coal market due to oversupply and reduced global steel demand. Metallurgical coal production totaled 1.3 million metric tons in the third quarter of 2015, representing a decrease of 34.6%, as compared to 2.0 million metric tons produced in the prior year period. Our average cash cost of sales per metric ton of metallurgical coal sold during the third quarter of 2015 was $116.14, representing an increase of $21.66, or 22.9%, from the average cash cost of sales per metric ton sold during the prior year of $94.48. The decrease in metallurgical coal sales and production and the increase in average cash cost of sales per metric ton were primarily due to roof instability at our Alabama No. 7 underground mine and the temporary idling of our West Virginia Maple underground mine during the third quarter of 2015.
Thermal coal sales totaled 161 thousand metric tons for the three months ended September 30, 2015, representing a decrease of 73 thousand metric tons, or 31.1%, compared with 234 thousand metric tons sold during the prior year period. Our average selling price of thermal coal for the three months ended September 30, 2015 was $77.02 per metric ton, representing an increase of 10.8%, compared to $69.52 per metric ton for the prior year period. Thermal coal production totaled 100 thousand metric tons for the three months ended September 30, 2015, representing a decrease of 38.2%, compared with 162 thousand metric tons produced during the prior year period. The decrease in thermal coal sales volume and production was primarily due to the Alabama Choctaw surface mine recovering less coal due to the current mine pit nearing the end of its mine life. The average cash cost of sales per metric ton of thermal coal sold for the three months ended September 30, 2015 was $82.95, compared with $97.36 per metric ton sold for the prior year period, primarily due to our cost containment initiatives.
Statistics for the U.S. Operations are presented in the following table:

	Three months ended September 30,
	2015	2014
Metallurgical Coal (tons in thousands)
Metric tons sold	1,246	1,989
Metric tons produced	1,280	1,956
Average selling price (per metric ton)	$95.04	$110.42
Average cash cost of sales (per metric ton)	$116.14	$94.48
Average cash cost of production (per metric ton)	$81.04	$66.90

Thermal Coal (tons in thousands)
Metric tons sold	161	234
Metric tons produced	100	162
Average selling price (per metric ton)	$77.02	$69.52
Average cash cost of sales (per metric ton)	$82.95	$97.36
Average cash cost of production (per metric ton)	$59.01	$54.62
Our U.S. Operations reported sales of $158.3 million for the three months ended September 30, 2015, representing a decrease of $122.8 million from $281.1 million in the prior year period. The decrease in sales was attributable to decreases of

$82.0 million due to lower metallurgical coal sales volumes, $19.2 million due to lower average selling prices per metric ton of metallurgical coal sold, reflecting oversupply and reduced steel demand, $18.5 million due to lower sales in our metallurgical coke and coal bed methane gas operations, and $5.1 million due to lower thermal coal sales volumes offset by an increase in the thermal coal average selling price per metric ton of thermal coal sold of $1.2 million. The decrease in metallurgical coal sales was primarily due to the previously mentioned roof instability at our Alabama No. 7 underground mine and a reduction in the daily operating shifts of one longwall in connection with our cost containment initiatives.
Our U.S. Operations reported cost of sales, exclusive of depreciation and depletion, of $193.1 million for the three months ended September 30, 2015, representing a decrease of $54.1 million from $247.2 million in the prior year period. The decrease was primarily attributable to decreases of $70.2 million due to lower metallurgical coal sales volumes, $7.8 million due to lower cost of sales in our metallurgical coke and coal bed methane gas operations, $7.1 million in lower thermal coal metric tons sold and $2.3 million due to lower average cash costs of sales per metric ton of thermal coal sold. These decreases were partially offset by increases of $27.0 million attributable to higher average cash cost of sales per metric ton of metallurgical coal sold due to roof instability at our Alabama operations as discussed above and $3.1 million primarily due to transportation take or pay charges related to rail shortfall commitments.
Metallurgical coal margin per metric ton, calculated as average metallurgical coal selling price per metric ton less average metallurgical coal cash cost of sales per metric ton, was $(21.10) and $15.94 for the three months ended September 30, 2015 and 2014, respectively. The decrease in margin was primarily due to a decrease in the average selling price per metric ton of metallurgical coal combined with an increase in cash cost of sales per metric ton of metallurgical coal sold due to roof instability at our Alabama No. 7 underground mine.
Depreciation and depletion expense for the three months ended September 30, 2015 decreased $2.5 million to $34.2 million, as compared to $36.6 million in the prior year period, primarily due to planned reductions in capital expenditures in 2015 and 2014.
The operating results for the three months ended September 30, 2015 include restructuring charges of $3.2 million incurred in connection with the idling of the West Virginia Maple underground mine and workforce reductions in our Alabama operations specifically related to reducing daily operating shifts of one longwall in our Alabama No. 7 underground mine in connection with our cost containment initiatives.
Our U.S. Operations reported an operating loss of $90.4 million for the three months ended September 30, 2015, compared with an operating loss of $26.8 million in the prior year comparable period. The increase in operating loss was primarily due to a decrease in revenues due to lower metallurgical coal sales volumes and global metallurgical coal pricing and an increase in costs of sales, exclusive of depreciation and depletion, due to higher average cash cost of sales per metric ton of metallurgical coal sold during the current quarter in comparison with the prior year period.
Canadian and U.K. Operations
Metallurgical coal sales for the three months ended September 30, 2015 consisted of 216 thousand metric tons of low-volatile PCI coal at an average selling price of $95.80 per metric ton. There were no sales of hard coking coal during the period. Metallurgical coal sales for the three months ended September 30, 2014 consisted of 345 thousand metric tons of low-volatile PCI coal at an average selling price of $102.85 per metric ton. The decline in the average selling price of low-volatile PCI coal reflects the global oversupply of metallurgical coal and reduced global steel demand, while the decline in sales volumes was primarily related to the idling of our Canadian operations in the second quarter of 2014. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the three months ended September 30, 2015 was $78.59, representing a $25.58, or 24.6%, decrease from the average cash cost of sales per metric ton of low-volatile PCI coal sold during the three months ended September 30, 2014 of $104.17. The decrease in average cash cost of sales per metric ton primarily reflects lower idle mine costs incurred during the current quarter related to the Canadian operations.

Statistics for the Canadian and U.K. Operations are presented in the following table:

	Three months ended September 30,
	2015	2014
Metallurgical Coal (tons in thousands)
Metric tons sold	216	345
Metric tons produced	—	—
Average selling price (per metric ton)	$95.80	$102.85
Average cash cost of sales (per metric ton)	$78.59	$104.17
Average cash cost of production (per metric ton)	$—	$—

Low-volatile PCI Coal (tons in thousands)
Metric tons sold	216	345
Metric tons produced	—	—
Average selling price (per metric ton)	$95.80	$102.85
Average cash cost of sales (per metric ton)	$78.59	$104.17
Average cash cost of production (per metric ton)	$—	$—

Thermal Coal (tons in thousands)
Metric tons sold	—	25
Metric tons produced	—	3
Average selling price (per metric ton)	$—	$121.55
Average cash cost of sales (per metric ton)	$—	$156.75
Average cash cost of production (per metric ton)	$—	$777.24
Our Canadian and U.K. Operations reported sales of $20.7 million for the three months ended September 30, 2015, representing a $17.6 million decrease from reported sales of $38.3 million in the prior year comparable period. The decrease in sales was attributable to decreases of $13.3 million due to lower sales volumes of metallurgical coal, $3.0 million due to lower sales volumes of thermal coal and $1.5 million due to lower average selling prices per metric ton of metallurgical coal sold. The decrease in metallurgical and thermal coal sales volumes was primarily due to the previously mentioned idling of the Canadian operations in the second quarter of 2014 and the idling of the U.K. operations in the third quarter of 2015.
Cost of sales, exclusive of depreciation and depletion, for our Canadian and U.K. Operations decreased $27.2 million to $23.5 million for the three months ended September 30, 2015 compared with the prior year period. The decrease was attributable to decreases of $13.4 million due to lower metallurgical coal sales volumes, $5.5 million due to lower average cash cost of sales per metric ton of metallurgical coal sold, and $3.9 million due to lower thermal coal sales volumes. The decrease was also related to lower idle charges in the Canadian operations primarily resulting from lower transportation take or pay charges as a result of entering into an Amending Agreement with Ridley Terminals which, among other things, waived the minimum throughput obligations for calendar years 2015 through 2017.
Metallurgical coal margin per metric ton, calculated as average metallurgical coal selling price per metric ton less average metallurgical coal cash cost of sales per metric ton, was $17.21 and $(1.32) for the three months ended September 30, 2015 and 2014, respectively. The increase in the metallurgical coal margin per metric ton was primarily due to incurring lower of cost or market charges in prior periods on coal sold from inventory in the current quarter. Consistent weak margins within our Canadian and U.K. Operations resulted in the idling of the Canadian operations in the second quarter of 2014 and the idling of our U.K. operations in July 2015.
Depreciation and depletion expense for the three months ended September 30, 2015 decreased $12.3 million to $8.8 million, as compared to $21.2 million in the prior year period, primarily due to the previously mentioned idling of the Canadian and U.K. Operations segment.
The restructuring charges of $0.8 million included for the three months ended September 30, 2015 is due to the idling of the U.K. operations in July 2015 and workforce reductions within our Canadian operations. The restructuring benefit of $2.5 million for the three months ended September 30, 2014 was due to the revision in the estimate of severance within our

Canadian operations as severance notices to some employees were rescinded during the prior year quarter due to a change in circumstances surrounding the transportation and sale of coal.
Our Canadian and U.K. Operations reported an operating loss of $11.5 million for the three months ended September 30, 2015 as compared to an operating loss of $26.6 million in the prior year period. The decrease in the operating loss is a result of the previously mentioned idling of the mining operations in our Canadian and U.K. Operations segment, partially offset by the improvement in metallurgical coal margin per metric ton as discussed above.
Summary Operating Results for the
Nine Months Ended September 30, 2015 and 2014

	For the nine months ended September 30, 2015
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$594,864	$63,247	$438	$658,549
Miscellaneous income	4,673	7,533	1,597	13,803
Total revenues	599,537	70,780	2,035	672,352
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	635,710	91,396	101	727,207
Depreciation and depletion	106,228	46,252	1,667	154,147
Selling, general and administrative	31,248	8,136	24,139	63,523
Other postretirement benefits	37,199	—	(200)	36,999
Restructuring charges	4,500	1,615	547	6,662
Asset impairments	—	2,897,928	—	2,897,928
Total costs and expenses	814,885	3,045,327	26,254	3,886,466
Operating loss	$(215,348)	$(2,974,547)	$(24,219)	(3,214,114)
Interest expense, net				(195,309)
Gain on extinguishment of debt				58,626
Reorganization items, net				(17,017)
Income tax benefit				(673,911)
Net loss				$(2,693,903)

	For the nine months ended September 30, 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$907,972	$194,544	$237	$1,102,753
Miscellaneous income	3,733	12,432	2,864	19,029
Total revenues	911,705	206,976	3,101	1,121,782
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	747,445	244,086	30	991,561
Depreciation and depletion	113,409	89,371	1,873	204,653
Selling, general and administrative	36,739	14,557	5,083	56,379
Other postretirement benefits	41,740	—	(133)	41,607
Restructuring charges	667	4,604	564	5,835
Asset impairments	23,081	—	—	23,081
Total costs and expenses	963,081	352,618	7,417	1,323,116
Operating loss	$(51,376)	$(145,642)	$(4,316)	(201,334)
Interest expense, net				(218,065)
Gain on extinguishment of debt				902
Other income, net				646
Income tax benefit				(75,380)
Net loss				$(342,471)

	Increase (decrease) for the nine months ended September 30, 2015 versus 2014
(in thousands)	U.S. Operations	Canadian and U.K. Operations	Other	Total
Revenues:
Sales	$(313,108)	$(131,297)	$201	$(444,204)
Miscellaneous income	940	(4,899)	(1,267)	(5,226)
Total revenues	(312,168)	(136,196)	(1,066)	(449,430)
Costs and expenses:
Cost of sales (exclusive of depreciation and depletion)	(111,735)	(152,690)	71	(264,354)
Depreciation and depletion	(7,181)	(43,119)	(206)	(50,506)
Selling, general and administrative	(5,491)	(6,421)	19,056	7,144
Other postretirement benefits	(4,541)	—	(67)	(4,608)
Restructuring charges	3,833	(2,989)	(17)	827
Asset impairments	(23,081)	2,897,928	—	2,874,847
Total costs and expenses	(148,196)	2,692,709	18,837	2,563,350
Operating loss	$(163,972)	$(2,828,905)	$(19,903)	(3,012,780)
Interest expense, net				22,756
Gain on extinguishment of debt				57,724
Other income, net				(646)
Reorganization items, net				(17,017)
Income tax benefit				(598,531)
Net loss				$(2,351,432)

Summary of Year to Date Consolidated Results of Operations
Our net loss for the nine months ended September 30, 2015 was $2.7 billion, or $34.41 per diluted share, which compares to a loss of $342.5 million, or $5.27 per diluted share, for the nine months ended September 30, 2014.
Total sales decreased $444.2 million, or 40.3%, for the nine months ended September 30, 2015 as compared with the prior year period. The decrease in total sales resulted from decreases of $283.3 million due to lower metallurgical coal sales volumes, $75.3 million due to a lower average selling price per metric ton of our metallurgical coal sold, $59.6 million due to lower sales in our metallurgical coke and coal bed methane gas operations and $27.5 million due to lower thermal coal sales volumes. The decrease in metallurgical coal sales volume was primarily due to lower sales volumes in our U.S. operations as a result of decreased metallurgical coal production at our Alabama No. 7 underground mine and the temporary idling of the West Virginia Maple underground mine in the second quarter of 2015, as well as the idling of the Canadian operations during the second quarter of 2014. The decreased production at our Alabama No. 7 underground mine was primarily due to water inundation encountered in the mine during the second quarter of 2015, roof instability during the third quarter of 2015 and a reduction in the daily operating shifts of one longwall in connection with our cost containment initiatives. The decrease in the average selling price per metric ton of metallurgical coal continues to reflect the pricing pressure currently being experienced in the metallurgical coal market due to oversupply and reduced global steel demand.
Total cost of sales, exclusive of depreciation and depletion, decreased $264.4 million, or 26.7%, for the nine months ended September 30, 2015 as compared with the prior year period. The decrease in cost of sales resulted from decreases of $245.5 million due to lower metallurgical coal sales volumes, $38.8 million due to lower thermal coal sales volumes and a lower average cash cost of sales per metric ton of thermal coal sold and $32.3 million due to lower cost of sales in our metallurgical coke and coal bed methane gas operations. These decreases were partially offset by increases of $40.2 million due to higher average cash cost of sales per metric ton of metallurgical coal sold and an increase in cost of sales related primarily to idling the Canadian operations of $4.1 million for the nine months ended September 30, 2015 compared to the prior year period. The increase in average cash cost of sales per metric ton of metallurgical coal sold was primarily due to the previously mentioned mining complications experienced at our Alabama No. 7 underground mine within our U.S. Operations segment during the second and third quarter of 2015, partially offset by decreases in average cash cost of sales in the Canadian and U.K. Operations due to our cost containment initiatives combined with incurring lower of cost or market charges in prior periods on coal sold in the current quarter.
Consolidated gross margin percentage, calculated as consolidated revenues less consolidated cost of sales, exclusive of depreciation and depletion, divided by consolidated revenues, was (8.2)% for the nine months ended September 30, 2015 compared with 11.6% in the prior year period. Consolidated gross margin percentage for our U.S. Operations and Canadian and U.K. Operations was (6.0)% and (29.1)%, respectively, for the nine months ended September 30, 2015 compared with 18.0% and (17.9)%, respectively, in the prior year period. The decrease in margins within our U.S. Operations segment reflects lower average selling prices and higher cash cost of sales per metric ton of metallurgical coal sold as a result of the previously mentioned mining complications encountered in our Alabama No. 7 underground mine during the second and third quarter of 2015. The decrease in margins within our Canadian and U.K. Operations segment primarily reflects the idling of our Canadian operations in the second quarter of 2014 and the July 2015 idling of the U.K. operations. In response to the negative margins realized in the current year period, we temporarily idled our West Virginia Maple underground mine in June 2015 and idled our U.K. operations in July 2015. In May 2015, the Company also sent notices under the Worker Adjustment and Retaining Notification ("WARN") Act to employees of our Alabama mining operations and workforce reductions were implemented across all of our operations. We will continue to monitor margins within all of our operations closely and take the appropriate actions in light of the highly competitive and challenging metallurgical coal market.
Depreciation and depletion expenses decreased $50.5 million, or 24.7%, for the nine months ended September 30, 2015 compared to the prior year period, which was primarily attributable to the idling of our Canadian operations in the second quarter of 2014 and planned reductions in capital expenditures in 2014 and 2015.
Selling, general and administrative expenses increased $7.1 million, or 12.7%, for the nine months ended September 30, 2015 as compared with the prior period. The increase was primarily a result of $20.8 million in professional fees incurred prior to the Petition Date related to the Bankruptcy Petitions and the reorganization process, partially offset by continued focus on our cost containment initiatives and restructuring activities.
The operating results for the nine months ended September 30, 2015 include restructuring charges of $6.7 million in connection with the idling of the West Virginia Maple underground mine and our U.K. operations, and workforce reductions in our corporate headquarters and our Alabama and Canadian operations. The operating results for the prior year period include restructuring charges of $5.8 million primarily related to the idling of our Canadian operations in the second quarter of 2014.

The operating results for the nine months ended September 30, 2015 include asset impairment charges of $2.9 billion to write-down the carrying values of the Wolverine, Brule, Willow Creek and Belcourt Saxon long-lived assets within the Canadian and U.K. Operations segment to fair value. The operating results for the prior year period include asset impairment charges in our U.S. Operations segment of $23.1 million recorded to reduce the carrying value of the Blue Creek Coal Terminal assets held for sale to their fair value less costs to sell.
Interest expense, net was $195.3 million for the nine months ended September 30, 2015, representing a decrease of $22.8 million as compared with the prior year period, primarily due to the Company only accruing adequate protection payments subsequent to the Bankruptcy Petitions to certain senior secured lenders combined with the extinguishment of $143.7 million of certain debt obligations in exchange for shares of common stock in the first quarter of 2015 and the third and fourth quarters of 2014.
The $58.6 million gain on the extinguishment of debt for the nine months ended September 30, 2015 was recognized upon the extinguishment of $66.7 million of our 8.50% Senior Notes due 2021 in exchange for the issuance of 8.65 million shares of common stock in the first quarter of 2015. The $0.9 million gain on extinguishment of debt for the prior year period includes a net gain of $21.3 million recognized on the extinguishment of $60.0 million of our 9.875% Senior Notes due 2020 in exchange for shares of our common stock in the second and third quarters of 2014 offset partially by a loss of $20.4 million on the extinguishment of debt in connection with the Eighth Amendment to the 2011 Credit Agreement and the refinancing of the term loan A debt through the issuance of senior notes in March 2014.
The $17.0 million of reorganization items, net for the nine months ended September 30, 2015 primarily relates to professional fees incurred directly associated with the Chapter 11 Cases.
The Company recognized an income tax benefit of $673.9 million for the nine months ended September 30, 2015, compared with an income tax benefit of $75.4 million for the prior year period. The increase in the income tax benefit was primarily due to the reduction of $986.0 million of deferred tax liabilities related to the impairment of the Canadian operations long-lived assets during second quarter of 2015. The income tax benefit from the impairment was partially offset by a $323.9 million increase to the Canadian valuation allowance in the second quarter of 2015. A $3.3 million tax benefit was recognized during the period to reflect the effective settlement of unrecognized tax benefits in periods where the statue of limitations had expired. A $2.0 million tax benefit was also recorded to record the carryback of certain U.S. net operating losses generated in previous tax years.
Segment Analysis
U.S. Operations
Metallurgical coal sales totaled 4.6 million metric tons for the nine months ended September 30, 2015, representing a decrease of 1.4 million metric tons, or 23.9%, compared with 6.0 million metric tons sold for the prior year period. The average selling price of metallurgical coal for the nine months ended September 30, 2015 was $102.89 per metric ton, representing a 12.2% decrease from the average selling price of $117.15 per metric ton for the prior year period. The decrease in the average selling price of metallurgical coal continues to reflect the pricing pressure currently being experienced in the metallurgical coal market due to oversupply and reduced global steel demand. Metallurgical coal production totaled 4.6 million metric tons for the nine months ended September 30, 2015 representing a decrease of 1.4 million metric tons, or 23.3%, as compared to 5.9 million metric tons produced in the prior year period. Our average cash cost of sales per metric ton of metallurgical coal sold during the nine months ended September 30, 2015 was $108.81, representing an increase of $15.22, or 16.3%, from the $93.59 average cash cost of sales per metric ton sold during the prior year comparable period. The decrease in metallurgical coal sales and production volumes and the increase in average cash cost of sale per metric ton of metallurgical coal sold was primarily due to decreased production at our Alabama No. 7 underground mine primarily due to water inundation encountered in the mine during the second quarter of 2015 and roof instability during the third quarter of 2015, the temporary idling of the West Virginia Maple underground mine during the second quarter of 2015 and due to a reduction in the daily operating shifts of one longwall at our Alabama No. 7 mine in connection with our cost containment initiatives.
Thermal coal sales totaled 442 thousand metric tons for the nine months ended September 30, 2015, representing a decrease of approximately 316 thousand metric tons, or 41.6%, compared with 758 thousand metric tons sold during the prior year comparable period. The decrease in thermal coal sales volumes was primarily due to the sale of the remaining inventory in the first quarter of 2014 at our Alabama North River surface mine due to its closure in the fourth quarter of 2013 and the Alabama Choctaw surface mine recovering less coal due to the current mine pit nearing the end of its mine life. Our average selling price per metric ton of thermal coal sold for the nine months ended September 30, 2015 was $72.31 per metric ton representing an increase of $4.55, or 6.7%, from the $67.76 per metric ton for the prior year period. Thermal coal production totaled 403 thousand metric tons for the nine months ended September 30, 2015, representing a decrease of approximately 11.8% compared with 457 thousand metric tons produced during the same period in 2014. The average cash cost of sales per metric ton of thermal coal sold for the nine months ended September 30, 2015 was $70.39 per metric ton sold compared with $78.71 per metric ton sold for the prior year period, primarily due to our cost containment initiatives.
Statistics for the U.S. Operations are presented in the following table:

	Nine months ended September 30,
	2015	2014
Metallurgical Coal (tons in thousands)
Metric tons sold	4,596	6,041
Metric tons produced	4,559	5,946
Average selling price (per metric ton)	$102.89	$117.15
Average cash cost of sales (per metric ton)	$108.81	$93.59
Average cash cost of production (per metric ton)	$79.60	$66.33

Thermal Coal (tons in thousands)
Metric tons sold	442	758
Metric tons produced	403	457
Average selling price (per metric ton)	$72.31	$67.76
Average cash cost of sales (per metric ton)	$70.39	$78.71
Average cash cost of production (per metric ton)	$47.36	$55.42
Our U.S. Operations segment reported sales of $594.9 million for the nine months ended September 30, 2015, representing a decrease of $313.1 million from $908.0 million in the prior year period. The decrease in sales was primarily attributable to decreases of $169.3 million due to lower metallurgical coal sales volumes, $65.5 million due to lower average selling prices per metric ton of metallurgical coal sold, $59.6 million due to lower sales in our metallurgical coke and coal bed methane gas operations and $21.4 million due to lower thermal coal sales volumes offset by an increase in the thermal coal average selling price per metric ton of $2.0 million. The decrease in metallurgical coal sales volumes was primarily due to the previously mentioned mining complications encountered at our Alabama No. 7 underground mine during the second and third quarter of 2015 and due to a reduction in the daily operating shifts of one longwall during the third quarter of 2015 at our Alabama No. 7 underground mine in connection with our cost containment initiatives.
Our U.S. Operations segment reported cost of sales, exclusive of depreciation and depletion, of $635.7 million for the nine months ended September 30, 2015, representing a decrease of $111.7 million from $747.4 million in the prior year period. The decrease was primarily attributable to decreases of $135.2 million due to lower metallurgical coal sales volumes, $32.3 million due to lower cost of sales in our metallurgical coke and coal bed methane gas operations and $28.5 million due to lower thermal coal sales volumes and lower average cash cost of sales per metric ton of thermal coal sold, partially offset by an increase of $69.9 million due to higher average cash cost of sales per metric ton of metallurgical coal. The increase in average cash cost of sales per metric ton of metallurgical coal sold was due to the mining complications previously mentioned. These decreases were partially offset by increases in cost of sales of $6.3 million due to transportation take or pay charges related to rail shortfall commitments and $2.6 million related to the temporary idling of our West Virginia Maple underground mine during the second quarter of 2015.
Our U.S. Operations metallurgical coal margin per metric ton, calculated as average metallurgical coal selling price per metric ton less average metallurgical coal cash cost of sales per metric ton, was $(5.92) and $23.56 for the nine months ended September 30, 2015 and 2014, respectively. While margins within our U.S. Operations have decreased in the short-term, we believe the long-term demand for our metallurgical coal to be strong as industry projections indicate that global steel making will continue to require increasing amounts of high quality metallurgical coal. At current prices, we believe that a significant portion of global metallurgical coal production is uneconomic. As a result, we temporarily idled our West Virginia Maple underground mine during the second quarter of 2015 and reduced daily operating shifts of one longwall at our Alabama No. 7 underground mine in connection with our cost containment initiatives. We will continue to monitor the margins within our U.S. Operations and will idle or curtail additional operations that are not economic.
Depreciation and depletion expense for the nine months ended September 30, 2015 decreased $7.2 million to $106.2 million, as compared to $113.4 million in the prior year period, primarily due to planned reductions in capital expenditures in 2015 and 2014.

The nine months ended September 30, 2015 includes restructuring charges of $4.5 million incurred in connection with the temporary idling of the West Virginia Maple underground mine and workforce reductions in our Alabama operations.
Our U.S. operations segment includes an asset impairment charge of $23.1 million for the nine months ended September 30, 2014 recorded to reduce the carrying value of the Blue Creek Coal Terminal assets held for sale to their fair value less costs to sell.
Our U.S. Operations segment reported an operating loss of $215.3 million for the nine months ended September 30, 2015, compared to an operating loss of $51.4 million in the prior year period. The increase in operating loss was primarily due to a decrease in revenues due to lower metallurgical coal and thermal coal sales volumes and further decline in the global metallurgical coal selling price combined with an increase in costs of sales, exclusive of depreciation and depletion, due to higher average cash cost of sales per metric ton of metallurgical coal sold during the current year period in comparison with the prior year period due primarily to mining complications at the Alabama underground mining operations as previously discussed.
Canadian and U.K. Operations
Metallurgical coal sales for the nine months ended September 30, 2015 consisted of 108 thousand metric tons of hard coking coal at an average selling price of $105.61 per metric ton and 526 thousand metric tons of low-volatile PCI coal at an average selling price of $100.76 per metric ton. Metallurgical coal sales for the nine months ended September 30, 2014 consisted of 593 thousand metric tons of hard coking coal at an average selling price of $126.92 per metric ton and 1.0 million metric tons of low-volatile PCI coal at an average selling price of $109.64 per metric ton. The declines in the average selling price of hard coking coal and low-volatile PCI coal reflect the global oversupply of metallurgical coal and reduced global steel demand, while the decline in sales volumes is primarily related to the idling of our Canadian operations in the second quarter of 2014. The average cash cost of sales per metric ton of hard coking coal sold during the nine months ended September 30, 2015 was $126.10 per metric ton, representing a decrease of $15.34 per metric ton from the average cash cost of sales per metric ton of hard coking coal sold for the nine months ended September 30, 2014 of $141.44 per metric ton. The average cash cost of sales per metric ton of low-volatile PCI coal sold during the nine months ended September 30, 2015 was $107.88 per metric ton, representing an 11.8% decrease from the average cash cost of sales per metric ton of low-volatile PCI coal sold in the nine months ended September 30, 2014 of $122.36 per metric ton. The decrease in average cash cost of sales per metric ton of hard coking coal and low-volatile PCI coal sold relates to lower idle mine costs incurred during the current year period related to the Canadian operations. Our Canadian and U.K. Operations segment produced 10 thousand metric tons of low-volatile PCI coal in the nine months ended September 30, 2015. During the same period in 2014, this segment produced 563 thousand metric tons of hard coking coal and 1.0 million metric tons of low-volatile PCI coal. The decline in metallurgical coal production was primarily due to the idling of our Canadian operations in the second quarter of 2014 and the idling of our U.K. operations in July 2015.

Statistics for the Canadian and U.K. Operations are presented in the following table:

	Nine months ended September 30,
	2015	2014
Metallurgical Coal (tons in thousands)
Metric tons sold	634	1,612
Metric tons produced	10	1,574
Average selling price (per metric ton)	$99.77	$116.00
Average cash cost of sales (per metric ton)	$110.52	$130.36
Average cash cost of production (per metric ton)	$361.05	$86.22

Hard Coking Coal (tons in thousands)
Metric tons sold	108	593
Metric tons produced	—	563
Average selling price (per metric ton)	$105.61	$126.92
Average cash cost of sales (per metric ton)	$126.10	$141.44
Average cash cost of production (per metric ton)	$—	$92.08

Low-volatile PCI Coal (tons in thousands)
Metric tons sold	526	1,019
Metric tons produced	10	1,011
Average selling price (per metric ton)	$100.76	$109.64
Average cash cost of sales (per metric ton)	$107.88	$122.36
Average cash cost of production (per metric ton)	$361.05	$82.57

Thermal Coal (tons in thousands)
Metric tons sold	—	66
Metric tons produced	—	24
Average selling price (per metric ton)	$—	$121.62
Average cash cost of sales (per metric ton)	$—	$155.32
Average cash cost of production (per metric ton)	$—	$297.49
Our Canadian and U.K. Operations segment reported sales of $63.2 million for the nine months ended September 30, 2015, representing a $131.3 million decrease from reported sales of $194.5 million in the prior year period. The decrease in sales was attributable to decreases of $113.4 million due to lower metallurgical coal sales volumes, $10.3 million due to lower average selling prices per metric ton of metallurgical coal sold and $8.0 million due to lower thermal coal sales volumes. The decrease in metallurgical and thermal coal sales volumes was primarily due to the previously mentioned idling of the Canadian operations in the second quarter of 2014 and the idling of the U.K. operations in the third quarter of 2015.
Cost of sales, exclusive of depreciation and depletion, within our Canadian and U.K. Operations decreased $152.7 million to $91.4 million for the nine months ended September 30, 2015 as compared with $244.1 million for the prior year period. The decrease was attributable to decreases of $127.5 million due to lower metallurgical coal sales volumes, $12.6 million due to lower average cash cost of sales per metric ton of metallurgical coal sold and $10.3 million due to lower sales volumes of thermal coal. The decrease was also related to lower idle charges in the Canadian operations primarily resulting from lower transportation take or pay charges as a result of entering into an Amending Agreement with Ridley Terminals which, among other things, waived the minimum throughput obligations for calendar years 2015 through 2017.
Our Canadian and U.K. Operations metallurgical coal margin per metric ton, calculated as average metallurgical coal selling price per metric ton less average metallurgical coal cost of sales per metric ton, was $(10.75) and $(14.36) for the nine months ended September 30, 2015 and 2014, respectively. The increase in the metallurgical coal margin per metric ton was primarily due to incurring lower of cost or market charges in prior periods on coal sold in the current quarter and the idling of the U.K. operations in the third quarter of 2015, partially offset by a decrease in the average selling price per metric ton of metallurgical coal sold due to global pricing and demand factors as discussed previously. Consistent weak margins within our Canadian and U.K. Operations resulted in the idling of the Canadian operations in the second quarter of 2014 and the idling of our U.K. operations in July 2015.
Depreciation and depletion expense for the nine months ended September 30, 2015, decreased $43.1 million to $46.3 million as compared to $89.4 million in the prior year period, primarily due to the idling of the Canadian operations in the second quarter of 2014.
The current year period includes restructuring charges of $1.6 million incurred in connection with workforce reductions in our Canadian operations after completion of processing the remaining coal inventory at the Willow Creek preparation plant during the second quarter of 2015 and the idling of the U.K. operations in July 2015. The prior year period includes restructuring charges of $4.6 million that were primarily attributable to charges incurred in connection with the idling of our Canadian operations in the second quarter of 2014.
The operating results for the nine months ended September 30, 2015 includes asset impairment charges of $2.9 billion to write-down the carrying values of the Wolverine, Brule, Willow Creek and Belcourt Saxon long-lived assets within our Canadian and U.K. Operations to fair value.
Our Canadian and U.K. Operations segment reported an operating loss of $3.0 billion for the nine months ended September 30, 2015 as compared to an operating loss of $145.6 million in the prior year period. The increase in the operating loss was primarily due to recognition of asset impairment charges of our Wolverine, Brule, Willow Creek and Belcourt Saxon long-lived assets.
FINANCIAL CONDITION
Cash and cash equivalents decreased by $286.4 million at September 30, 2015 compared with December 31, 2014, primarily due to net cash flows used in operating activities of $217.0 million, cash flows used in investing activities of $59.2 million, primarily for capital expenditures of $61.3 million, partially offset by proceeds of $1.8 million received on the sale of capital assets, and cash flows used in financing activities of $8.5 million primarily for payments on capital lease obligations and equipment financing obligations.
Inventories decreased to $139.0 million at September 30, 2015 from $201.6 million at December 31, 2014, primarily due to the sale of inventory at our idled Canadian operations and lower production in our U.S. Operations primarily due to water inundation encountered in the Alabama No. 7 underground mine during the second quarter of 2015 and roof instability during the third quarter of 2015 that have prevented the longwalls from operating at full capacity. Production at our Alabama No. 7 underground mine was also reduced due to a reduction in daily operating shifts of one longwall in conjunction with our cost containment initiatives.
Net property, plant and equipment decreased by $590.3 million at September 30, 2015 as compared with December 31, 2014 primarily due to impairment charges of $508.5 million, depreciation expense of $137.9 million, foreign currency exchange adjustments of $3.3 million and disposal of capital assets of $3.0 million, partially offset by capital expenditures of $61.3 million and $1.5 million from the reclassification of our West Virginia Gauley Eagle operations from assets held for sale to assets held in use within our U.S. Operations segment.
Mineral interests, net decreased by $2.4 billion at September 30, 2015 as compared with December 31, 2014 primarily due to impairment charges of $2.9 billion within our Canadian and U.K. Operations segment.
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
Our available liquidity as of September 30, 2015 was $182.1 million, consisting of cash and cash equivalents. The Company also had $8.1 million available under the Company's $76.9 million revolver, net of outstanding letters of credit of $68.8 million. As a result of filing the Bankruptcy Petitions on July 15, 2015 as discussed herein, we are in default of the 2011 Credit Agreement and as such the revolver can no longer be utilized. For the nine months ended September 30, 2015, cash flows used in operating activities were $217.0 million, cash flows used in investing activities were $59.2 million and cash flows used in financing activities were $8.5 million.
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

We have incurred and expect to continue to incur significant costs associated with the Bankruptcy Petitions and our reorganization, but we cannot accurately predict the effect that the Bankruptcy Petitions will have on our operations, liquidity, financial position and results of operations. Based on our current internal financial forecasts, we believe that our cash on hand and cash generated from the results of our operations will be sufficient to fund anticipated cash requirements through the Chapter 11 Cases for minimum operating and capital expenditures and for working capital purposes. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our mining operations, our liquidity needs could be significantly higher than we currently anticipate.

The Court on July 15, 2015 entered the Interim Cash Collateral Order authorizing the Debtors’ use of Cash Collateral in accordance with the terms of such order and the Cash Collateral Budget. The Court held a hearing to consider the approval of the motion on a final basis on September 2 and 3, 2015 and entered the Final Cash Collateral Order on September 14, 2015, which included certain changes to the Interim Cash Collateral Order. The changes made to the Final Cash Collateral Order did not reflect the terms agreed upon with the Debtors and the Supporting First Lien Creditors and as such the Supporting First Lien Creditors entered an emergency motion on September 18, 2015 for an order terminating the Debtors' use of Cash Collateral under the Final Cash Collateral Order. The emergency order included a request for the Court to approve certain amendments to the terms of the Final Cash Collateral Order that were consistent with those agreed upon with the Debtors' and the Supporting First Lien Creditors and would allow for the Debtors' continued use of Cash Collateral until October 21, 2015. On September 28, 2015 the Court entered the Amended Final Cash Collateral Order that amended the terms of the Debtor's use of Cash Collateral consistent with the First Lien Creditors emergency motion. On October 8, 2015, the Company filed a notice with the Court announcing that the Debtors' right to use Cash Collateral pursuant to the Amended Final Cash Collateral Order had been extended by agreement with the Supporting First Lien Creditors to November 20, 2015.

Our ability to maintain adequate liquidity through the reorganization process and beyond depends on our ability to successfully implement a plan or sale strategy, successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. If we are unable to meet our liquidity needs, we may have to take other actions to seek additional financing to the extent available or we could be forced to consider other alternatives to maximize potential recovery for the creditors, including possible sale of the Company or certain material assets pursuant to Section 363 of the Bankruptcy Code, or liquidation under Chapter 7 of the Bankruptcy Code.
Statements of Cash Flows
Cash balances were $182.1 million and $468.5 million at September 30, 2015 and December 31, 2014, respectively. The decrease in cash during the nine months ended September 30, 2015 of $286.4 million primarily resulted from net cash used in operating activities of $217.0 million, net cash used in investing activities of $59.2 million, which included cash capital expenditures of $61.3 million, offset partially by proceeds from the sale of capital assets and net cash used in financing activities of $8.5 million primarily related to retirements of debt.
The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Nine months ended September 30,
	2015	2014
Cash flows used in operating activities	$(216,990)	$(20,786)
Cash flows used in investing activities	(59,189)	(45,487)
Cash flows provided by (used in) financing activities	(8,546)	421,592
Effect of foreign exchange rates on cash	(1,697)	(1,514)
Net increase (decrease) in cash and cash equivalents	$(286,422)	$353,805
The increase of $196.2 million in cash used in operating activities was primarily attributable to an increase in cash flows used in operations of $179.3 million resulting primarily from the decline in the average selling price per metric ton of metallurgical coal, lower metallurgical and thermal coal sales volumes and an increase in metallurgical coal average cash cost of sales per metric ton combined with a $16.9 million increase in cash flows used by working capital.
The increase in cash flows used in investing activities of $13.7 million was primarily attributable to a decrease in disposals of capital assets.
The decrease in cash flows provided by financing activities of $430.1 million was primarily attributable to refinancing activities in the prior year and the elimination of dividends in 2015.
EBITDA
EBITDA is defined as earnings (losses) before interest expense, interest income, income taxes, and depreciation and depletion expense. Adjusted EBITDA is defined as EBITDA further adjusted to exclude restructuring charges, asset impairments, (gain) loss on extinguishment of debt, Canada transportation take-or-pay charges, reorganization items, other items, including foreign currency adjustments and (gain) loss on interest rate swap hedge ineffectiveness. Consolidated EBITDA as defined under the amended 2011 Credit Agreement is EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the 2011 Credit Agreement. Certain items that may adjust Consolidated EBITDA in the compliance calculation are: (a) gains and losses on non-ordinary course asset sales, disposals or abandonments; (b) non-cash impairment charges; (c) gains and losses from equity method investments; (d) any long-term incentive plan accruals or any non-cash compensation expense recorded from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; (e) restructuring charges; (f) actuarial gains related to pension and other post-employment benefits; (g) gains and losses associated with the change in fair value of derivative instruments; (h) currency translation gains and losses related to currency remeasurements; (i) after-tax gains or losses from discontinued operations; (j) franchise taxes; and (k) other non-cash expenses that do not represent an accrual or reserve for future cash expense.
EBITDA, Adjusted EBITDA and Consolidated EBITDA are financial measures that are not calculated in conformity with GAAP and should be considered supplemental to, and not as a substitute or superior to financial measures calculated in conformity with GAAP. We believe that these non-GAAP financial measures provide additional insights into the performance of the Company, and they reflect how management analyzes Company performance and compares that performance against other companies. In addition, we believe that EBITDA, Adjusted EBITDA and Consolidated EBITDA are useful measures as some investors and analysts use EBITDA, Adjusted EBITDA and Consolidated EBITDA to compare us against other companies and to help analyze our ability to satisfy principal and interest obligations and capital expenditure needs. We believe that EBITDA, Adjusted EBITDA and Consolidated EBITDA present a useful measure of our ability to incur and service debt based on ongoing operations. EBITDA, Adjusted EBITDA and Consolidated EBITDA may not be comparable to similarly titled measures used by other entities.

The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA, and Consolidated EBITDA (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(158,643)	$(98,902)	$(2,693,903)	$(342,471)
Interest expense, net	42,222	79,231	195,309	218,065
Income tax benefit	(6,713)	(30,344)	(673,911)	(75,380)
Depreciation and depletion expense	43,487	58,413	154,147	204,653
Earnings (losses) before interest, income taxes, and depreciation and depletion (EBITDA)	(79,647)	8,398	(3,018,358)	4,867
Restructuring charges (benefit)	4,216	(2,463)	6,662	5,835
Asset impairments	—	37	2,897,928	23,081
Gain on extinguishment of debt	—	(3,394)	(58,626)	(902)
Canada transportation take-or-pay charges	—	1,236	—	7,630
Reorganization items	17,017	—	17,017	—
Other items, including foreign currency adjustments	(3,344)	(2,627)	(6,891)	(2,223)
Loss on interest rate swap hedge ineffectiveness	—	(1,019)	—	(296)
Adjusted EBITDA	(61,758)	168	(162,268)	37,992
Non-cash charges(1)	8,418	6,130	27,997	25,070
Other adjustments(1)	10,972	3,677	33,251	5,095
Consolidated EBITDA(1)	$(42,368)	$9,975	$(101,020)	$68,157
_______________________________________________________________________________

(1)	Calculated in accordance with the amended 2011 Credit Agreement.
Default of Pre-Petition Financing
The filing of the Bankruptcy Petitions described in Note 1 of the Condensed Consolidated Financial Statements constitutes an event of default that accelerated the Company's obligations under the following debt instruments (the "Debt Instruments") as of July 15, 2015:

•
Credit Agreement, dated as of April 1, 2011, with respect to approximately $978.2 million outstanding under a term loan and $70.2 million of letters of credit outstanding under a revolving loan (as amended, the "2011 Credit Agreement") as of July 15, 2015, plus accrued and unpaid interest of $8.8 million as of July 15, 2015;

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which simplified the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. This amended guidance eliminates the current three step measurement approach and only requires the comparison of inventory cost to its net realizable value. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted. Companies should apply the amended guidance prospectively after the date of adoption. The implementation of the amended guidance is not expected to have a material impact on the Company's financial condition, results of operations and cash flows.

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
Interest Rate Risk
We have exposure to changes in interest rates under the 2011 Credit Agreement through our term loan B and revolver loans. As of September 30, 2015, the interest rates for the term loan B and revolver loans were tied to LIBOR or the Canadian Dealer Offered Rate ("CDOR"), plus a credit spread of 550 basis points for the revolver and 625 basis points on the term loan B adjusted quarterly based on our total leverage ratio as defined by the 2011 Credit Agreement. As of September 30, 2015, our borrowings under the 2011 Credit Agreement totaled $978.2 million of term loan B and no borrowings were outstanding under the revolver. As of September 30, 2015, a 100 basis point increase in interest rates would increase our quarterly interest expense by approximately $1.9 million, while a 100 basis point decrease in interest rates would have no impact on our quarterly interest expense due to a minimum LIBOR floor of 1.0% for the term loan B.
In accordance with the Amended Final Cash Collateral Order, the Company is required to pay adequate protection payments to the First Lien Noteholders based on 80% of the applicable non-default rate set forth in the 2011 Credit Agreement. See Note 8 of the "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q for further discussion. The Company has not recorded interest expense on the 11.00%/12.00% Senior Secured Lien PIK Toggle Notes due 2020, the 9.875% Senior Notes due 2020, the 8.50% Senior Notes due 2021 or the other debt obligations consisting of capital lease obligations and equipment financing obligations since the filing of the Bankruptcy Petitions on July 15, 2015.
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
We are exposed to commodity price risk on sales of natural gas. We occasionally utilize derivative commodity instruments to manage the exposure to changing natural gas prices. Such derivative instruments are structured as cash flow hedges and not for trading. These swap contracts effectively convert a portion of forecasted sales at floating-rate natural gas prices to a fixed-rate basis. No derivative instruments were entered into during the nine months ended September 30, 2015 and, as of September 30, 2015, none were outstanding.
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
ITEM 4.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the

Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, during the three months ended September 30, 2015 that would materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•our ability to confirm and consummate a Chapter 11 plan or a sale strategy; and
•our ability to fund and execute our business plan.
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
Our common stock is no longer listed on a national securities exchange and is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity.
The shares of our common stock have been listed on the New York Stock Exchange (the NYSE) under the symbol "WLT." On July 8, 2015, the Company received notice from NYSE that the staff of NYSE Regulation, Inc. determined to commence proceedings to delist the common stock of the Company from NYSE based on a finding that the trading price of the Company's common stock was "abnormally low." Trading of the Company's common stock on the NYSE was suspended prior to the opening of trading on July 8, 2015. The Company's common stock resumed trading on the OTC Pink Market under the symbol "WLTG" on July 9, 2015. On the opening of business on August 10, 2015, the NYSE removed our common stock from listing and registration.
Following the filing of the Chapter 11 Cases on July 15, 2015, the Company's ticker symbol was changed to "WLTGQ" and continues to trade on the OTC Pink Market. However, the extent of the public market for our common stock and the continued availability of quotations will depend upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in our common stock on the part of securities firms and other factors. The OTC Pink Market is a significantly more limited market than the NYSE, and the quotation of our common stock on the OTC Pink Market may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future or that we will be able to relist our common stock on a national securities exchange. In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in the Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.
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
If we are not be able to obtain confirmation of a Chapter 11 reorganization plan, or if sufficient financing is not available, we could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.
In order to successfully emerge from Chapter 11 bankruptcy protection, we must obtain confirmation of a Chapter 11 reorganization plan by the Court. If confirmation by the Court does not occur we could be forced to sell the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities by Us and Affiliated Purchasers
The following table provides a summary of all repurchases by Walter Energy of its common stock during the three-month period ended September 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 1, 2015 - July 31, 2015	568	$0.10
August 1, 2015 - August 31, 2015	—	$—
September 1, 2015 - September 30, 2015	—	$—
568
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
XBRL (Extensible Business Reporting Language)—The following materials from Walter Energy, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: November 5, 2015

/s/ WILLIAM G. HARVEY
Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2015